Form 10-K
period 1994-12-31
CRAY COMPUTER CORP
filed 1995-04-17
CIK 857101

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                           -------------------------

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE
      ACT OF 1934

For the fiscal year ended: DECEMBER 31, 1994
Commission file number:  0-18072


                           CRAY COMPUTER CORPORATION
            (Exact name of Registrant as specified in its charter)

        Delaware                                       84-1120275
 (State of Incorporation)                (I.R.S. Employer Identification Number)

        1110 Bayfield Drive
     Colorado Springs, Colorado                            80906
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (719) 579-6464

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: None

                           -------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                    Common Stock, $0.01 par value per share
                               (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes     [ ] No

                           -------------------------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

                           -------------------------

The aggregate market value of the Registrant's voting shares held by non-affiliates of the registrant was approximately $7,249,000 (based upon the closing sale price of $.156 per share on the NASDAQ National Market System on April 13, 1995). As of April 13, 1995, 46,464,987 shares of the Registrant's $0.01 par value Common Stock were outstanding.


                           -------------------------

                      Documents Incorporated by Reference

Portions of the Registrant's 1994 Annual Report to Stockholders for the year ended December 31, 1994 are incorporated by reference into Part II. Such Annual Report, except for portions thereof which have been specifically incorporated by reference, shall not be deemed filed as part of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1 - BUSINESS

OVERVIEW

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement financing of up to $25 million of Common Stock with foreign and United States institutional investors and the Company ceased to have sufficient liquid assets which would allow it to continue in operation. The Company's existing directors and officers have remained in possession of the assets and business of the Company, but are subject to the supervision and orders of the Court. The Company has terminated most of its employees and stopped work on its supercomputer systems.

Under Chapter 11 the Company may attempt to reorganize, enabling it to resume operations, or it may dispose of assets followed by distribution of the amount realized to creditors and, if any excess remains, to shareholders of the Company. If the assets of the Company are disposed of, that disposition may be accomplished by the management of the Company as Debtor in Possession or by an appointed trustee following conversion of the Chapter 11 proceeding to a liquidation under Chapter 7 of the United States Bankruptcy Code.

Management of the Company has commenced discussions with potential strategic partners which may result in the resumption of the Company's operation, either by the Company or a different entity. Management of the Company does not know as of the date of this Report whether such discussions will result in a plan of reorganization permitting the Company to resume its operations. Management intends to resolve no later than July 1, 1995, whether a plan of reorganization is feasible. If such a plan does prove feasible, it will be presented for approval, as required, by interested parties including the Bankruptcy Court.

The Company, a development stage enterprise, had a net loss for the year ended December 31, 1994 of $37,786,000. The Company had accumulated losses of approximately $363 million from its inception through December 31, 1994. Approximately $123 million of this deficit was incurred while the Company was a division or wholly owned subsidiary of Cray Research, Inc., (CRI). Research and development expenses were $35,742,000 in 1994, $45,034,000 in 1993, and
$49,258,000 in 1992. Substantially all of the Company's funding since its incorporation in 1989 has come from CRI ($98,640,000) between October 1989 and October 1991, the sale of a CRAY-2 supercomputer ($12,760,000) in December 1990, a public stock offering ($61,088,000) in July 1991, ongoing maintenance revenues ($1,593,000) on the CRAY-2 supercomputer, a sale of shares of Common Stock to institutional and private investors ($27,805,000) in June 1993, loan proceeds ($12,719,000), contract revenue ($2,125,000) on a cost sharing development contract with the National Security Agency (NSA) entered into in August 1994, sales of shares of Common Stock to private and foreign institutional investors (net proceeds of approximately $3,822,000) in the fourth quarter of 1994, and sales of shares of Common Stock to Seymour R. Cray, Chairman of the Board and Chief Executive Officer (1,165,501 shares) and to foreign institutional investors (3,200,000 shares) in the first quarter of 1995 (aggregate net proceeds of approximately $3,909,000).

Until the date of its bankruptcy filing, the Company was engaged in the design, development, manufacture and marketing of the CRAY-3/Super Scalable System (SSS) and CRAY-4 high-performance computer systems and the marketing of the CRAY-3 supercomputer system. The CRAY-3 and CRAY-4 are modular upgradeable general purpose supercomputers designed to provide balanced, high-performance computing for many types of scientific and engineering applications. The Company was addressing the high-performance, large-scale scientific computing segment of the supercomputer market. The number of potential customers in this market is and always has been limited. The market for supercomputers has been characterized by continuing advancement of technology and the development of increasingly sophisticated and powerful systems which render existing systems obsolete within a few years.

The CRAY-3, CRAY-3/SSS, and CRAY-4 incorporate a modular or building-block architecture designed to allow customers to add processing and memory capability. The CRAY-4 configuration can range from 4 to 64 processors with base prices in the approximate range of $3.5 million to $40 million. The CRAY-3/SSS is designed to utilize a 2-processor CRAY-3 in conjunction with Processor-in-Memory (PIM) chips developed and manufactured by a third party to provide vector parallel processing, scalable parallel processing, and the combination of both. All of these systems are designed to incorporate advanced Gallium Arsenide (GaAs) logic circuits, fast semiconductor Static Random Access Memory
(SRAM) circuits, advanced semiconductor packaging and interconnect technologies, and advanced liquid cooling techniques.

The software environment for the CRAY-3 and CRAY-4 was based on the June 1989 version of the UNICOS operating system used by many supercomputers, including the CRAY-2, which was developed and sold by CRI. This compatibility permits most software, including third party software applications, used in the CRAY-2 system to be used with the CRAY-3. Throughout 1994 the Company exploited compatibility with the CRAY-2 and enhanced the utility of the CRAY-3 by embracing industry standards, including features from the UNIX System Laboratories' (USL), (formerly AT&T Information Systems Inc.), UNIX System V Release 4 (SVR4) operating system and other software, communication interfaces, networking protocols, and peripheral equipment.

The development of a new generation of scientific supercomputer is a lengthy and technically challenging process. The CRAY-3, CRAY-3/SSS, and CRAY-4 are technically complex supercomputers that use advanced Gallium Arsenide (GaAs) logic circuits, fast Static Random Access Memory (SRAM) circuits, advanced printed circuit boards, miniaturized packaging and interconnect technologies, and advanced cooling techniques. All of these areas present significant technical challenges. The performance specifications of the CRAY-3, CRAY-3/SSS, and CRAY-4 require a unique computer architecture and manufacturing and testing process. Because the Company has pioneered the technological development in all of these areas, it has experienced various developmental delays in each area and in combining all of the advanced components into a complete supercomputer system. Some of these delays were lengthy. In total, they resulted in an approximately two-year delay in market introduction of the CRAY-3 from management's estimate at the time the Company was spun off from CRI in 1989. The Company believes that this delay was the principal cause of its inability to secure orders for the purchase of the CRAY-3 since it became available for sale in 1993. Because of this delay in market introduction and associated sales, the Company has been repeatedly required to raise additional capital to continue the funding of design, development, and marketing activities for the CRAY-4, development of the CRAY-3/SSS, and the manufacture and marketing of CRAY-3 systems. The Company was not successful in its most recent attempt to raise sufficient capital for the completion and market introduction of the CRAY-4.

The Company's independent auditors in their report for the year ended December 31, 1994, stated that because of the Company's recurring losses, the continued utilization of cash flows by operating activities, the working capital deficit at December 31, 1994, and the recent Chapter 11 bankruptcy filing, substantial doubt is raised about the Company's ability to continue as a going concern. The auditors reports for the years ended December 31, 1993 and 1992 also stated that there was substantial doubt about the Company's ability to continue as a going concern. The Company utilized $33,132,000 for operating activities in 1994 had a deficit in working capital at December 31, 1994 of $6,702,000. The Company needed substantial additional funds to continue operations past March 1995, which it was unable to obtain. The Company has had no orders for or revenues from the sale of its products, although through December 31, 1994, $2.1 million of revenue had been generated from a development contract on the CRAY-3/SSS. The Company's management believes losses would have continued at a rate of approximately $3 million per month unless and until the Company achieved substantial revenues from sales of the CRAY-4 and/or CRAY-3/SSS.

The Company's plant, equipment, and technology and intellectual property rights are currently pledged as security for a financing obtained in June 1994. The Company has defaulted under the terms of the Company's secured debt financing, which provides for certain events of default, including the filing of bankruptcy. The lender is subject under the "U.S. Bankruptcy Code" to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. No additional debt financing is currently available under the secured line of credit.

The secured lender, as a result of the bankruptcy filing, has notified the Company of its right and intention to call on the standby letters of credit (totally $6 million) issued in their favor by Mr. Cray. Once the secured lender receives payment from these standby letters of credit, this will reduce the amount owed by the Company on its line of credit to the secured lender. After this happens, the Company will then have a liability to Mr. Cray for an approximate amount of $6 million. Management of the Company believes such liability will be unsecured.

The Company was incorporated under the laws of Delaware on July 27, 1989, as a wholly owned subsidiary of Cray Research, Inc. (CRI). On November 15, 1989, the Company became publicly held by means of a distribution by CRI of the Company's shares to CRI's shareholders. To provide the Company with the technology necessary for its independent operations, CRI and the Company entered into cross-licensing and technology transfer agreements involving both hardware and software. Restrictions on the use and transfer of most of this technology expired July 31, 1994.

The Company's principal executive office is located at 1110 Bayfield Drive, Colorado Springs, Colorado, 80906. Its telephone number is (719) 579-6464.

The Company's Common Stock is quoted on the NASDAQ National Market under the symbol "CRAY." Because of the Company's bankruptcy filing, the National Association of Securities Dealers (NASD), in its discretion, may suspend or terminate the listing of the Company's Common Stock on the NASDAQ Stock Market.

Effective April 11, 1995, the Company's NASDAQ symbol was changed to "CRAYQ."


INDUSTRY BACKGROUND

Supercomputers constitute the highest performance class of computers. In contrast to other computers, such as mainframes, minicomputers, workstations, and personal computers, supercomputers employ architectures optimized for addressing computationally intensive tasks for specific applications. A partial list of applications for installed supercomputers include:

Market                             Application
- ------                             -----------

Nuclear energy ..................  Alternative energy research
Meteorology......................  Weather forecasting
Climate .........................  Global warming, long term studies
Geophysics.......................  Oil and gas exploration and production enhancement
Computational fluid dynamics.....  Aircraft design
Computational chemistry..........  Pharmaceutical drug design
Electronic design................  Simulation of new circuits
Structural analysis..............  Increasing strength and lowering cost of structures

Large-scale scientific supercomputers such as the CRAY-1, CRAY-2, CRAY-3, CRAY-3/SSS, and CRAY-4 have all been designed to meet the needs of the scientific supercomputer market.

To provide the capabilities needed for such tasks, supercomputers typically provide performance characteristics that exceed those found in general mainframe computers. Supercomputers derive their high level of performance from several characteristics, including:

     . Vector processing which allows multiple executions of an operation on pairs of numbers in a set;
     . Fast scalar processing which is the sequential performance of an operation on one pair of numbers;
     .  Large internal memory capabilities;

     . Multiprocessing, which allows either the use of more than one processor for each job or the concurrent operation of several jobs using one processor for each job;
     . High bandwidth connectivity, which is the ability to rapidly transfer large volumes of data in and out of the system; and
     . The use of standard language (i.e., Fortran and C) compiler systems which automatically translate standard user programs into instructions which take advantage of vector and scalar processing, multiprocessing, and expanded memory architectures.

Supercomputers generally range in price from approximately $3 million to $30 million depending on the number of processors and amount of memory.
Improvements in technology and design have resulted in the availability of more powerful supercomputers at a lower cost. While prices of such computers generally exceed those of most high-end general purpose mainframe computers, the price-performance ratio of large-scale scientific supercomputers for certain scientific and engineering applications can be substantially lower primarily due to the supercomputers' greater processing speed. In addition, certain computationally intensive applications demand processing power that can be provided only by large-scale scientific computers.


ROLE OF SEYMOUR R. CRAY IN THE DEVELOPMENT OF THE SUPERCOMPUTER INDUSTRY

Seymour R. Cray, age 69, the Chairman of the Board and Chief Executive Officer of the Company, is widely acknowledged to have played a leading role in the development of the supercomputer industry. Mr. Cray was a co-founder of Control Data Corporation and Cray Research, Inc. He designed the large-scale scientific supercomputers that allowed Control Data to dominate the supercomputer industry in the mid 1970's, and allowed CRI the same role since the introduction of the CRAY-1 in the late 1970's. Mr. Cray designed and developed the CRAY-3 and his efforts were being directed to completing development of the next generation of high speed supercomputers, the CRAY-4, and to a lesser extent, the CRAY-3/SSS.

COMPANY STRATEGY AND BUSINESS OPPORTUNITIES

The Company's strategy has been to develop high performance, large-scale supercomputer systems for applications in the scientific and engineering user markets. The modular or building block architecture of the CRAY-3 and CRAY-4 would allow the Company to configure one, two, four, or eight processors for the CRAY-3, and one, two, four, eight, 16, 32, or 64 processors for the CRAY-4. Based upon its own research of its primary competitors, management believes that no other manufacturer has designed a vector supercomputer system with comparable flexibility, and that by offering a range of processor and memory configuration options it would have achieved sales success within the large-scale scientific and engineering market segment of the supercomputer marketplace. The Company was targeting scientific and engineering supercomputer users who are instrumental in setting computing standards, are capable of writing their own applications software, and have sufficient financial resources.

The CRAY-3 and CRAY-4 are designed to offer an architecture familiar to the users of the CRAY-1 and CRAY-2 supercomputers, with substantially faster processor speeds and larger internal memories. The Company intended to exploit the compatibility of the CRAY-3 and CRAY-4 architecture with that of the CRAY-2. The CRAY-3 and CRAY-4 processors use unpackaged gallium arsenide (GaAs) logic circuits. By comparison, the CRI C90 processor uses conventional packaged silicon logic circuits. GaAs offers higher electron mobility and higher saturation velocity than silicon which allow electrons (electrical current) to move at higher speeds. A GaAs logic circuit is approximately four times faster than a conventional silicon logic circuit. The GaAs logic circuits in the CRAY-3 and CRAY-4 operate at faster processing speeds with lower power consumption compared to silicon logic circuits. Management believes that the Company's experience with GaAs technology in the CRAY-3 was facilitating the technological migration path being used in the CRAY-4. The Company has enhanced the utility of the CRAY-3 and CRAY-4 by embracing industry standards, including features from third party developed UNIX operating systems and other software, communication interfaces, networking protocols, and peripheral equipment, as such standards became available. The Company's strategy was to take advantage of commercially available technology including the High Performance Peripheral Interface (HIPPI) high speed communication protocol, and Redundant Arrays of Inexpensive Disks (RAID) data storage systems. This strategy enabled the Company to focus its efforts on building high performance, large-scale scientific supercomputer systems.

Consistent with the Company's strategy to develop high performance, large-scale supercomputer systems for applications in the scientific and engineering user markets, the Company was designing and developing a hybrid massively parallel supercomputer, the CRAY-3/SSS. The CRAY-3/SSS was designed to be a unique system that combines proven traditional supercomputer vector/parallel architecture with a radically new SIMD massively parallel technology. Applications which were expected to derive significant and immediate benefit from the CRAY-3/SSS technology include image processing, seismic-geology processing, pattern recognition, signal processing and sophisticated graphics applications. In these application areas, the Company's management expected the performance potential of the CRAY-3/SSS to be three to four times faster than existing supercomputer systems.


COMPETITION

The marketing and sale of supercomputers is extremely competitive and the number of potential customers for high-performance supercomputers is limited. The performance requirements of supercomputers require significant research, development, and manufacturing resource investment. These built-in costs have historically required supercomputer prices to be primarily in the $10 to $30 million price range reflecting systems ranging from 4 to 16 processors. Because an 8-processor CRAY-4 system was intended to sell for less than $5 million, broadening of the available market may have been achieved.

The principal competitive factors for high performance supercomputers include product performance, reliability, software capability, price, delivery lead times, customer support, and the manufacturer's reputation and perceived ability to continue to successfully develop successor products. There can be no assurance that the performance and other features of the CRAY-4, CRAY-3/SSS, or any future systems, should the Company be able to again commence operations, will be competitive with supercomputers offered by the Company's competitors or accepted by the marketplace. The Company believes that past delays have had a material adverse effect on acceptance of the CRAY-3 in the marketplace.

The Company's primary competitors for traditional vector supercomputers were CRI, International Business Machines Corporation ("IBM"), Fujitsu, Hitachi, and Nippon Electric Corporation. Additional competition was coming from alternative supercomputer architectures such as massively parallel processors (MPP) and workstation clusters. These MPP competitors include CRI, IBM, Intel Supercomputer, Convex and Silicon Graphics. CRI has approximately 80 percent of the traditional vector supercomputer market and has a substantial installed base of X-MP, Y-MP, and C90 supercomputers. On February 22, 1995, CRI announced the introduction of its next generation traditional vector supercomputer, the T90, with expected performance comparable to the CRAY-4. The T90 was expected to be priced higher than the Company expected to price the CRAY-4 and to have substantially less memory than the CRAY-4. CRI has announced booking eight advance orders for the T90 with expected deliveries starting in the second quarter of 1995. These developments, combined with CRI's strong market position make it a formidable competitor to the Company. The Company was not aware of any recent announcements by supercomputer manufacturers, other than CRI, that would substantially impact the Company's competitive position in the market for traditional vector/scalar scientific supercomputers. All of the Company's competitors have substantially greater resources than the Company.


TECHNOLOGY BACKGROUND

Supercomputers, including the CRAY-3, CRAY-4 and CRAY-3/SSS, are designed to achieve maximum sustained performance for computationally intensive applications. Peak sustainable speed, an important performance measurement for computer systems, is a function of several factors, most notably system architecture, logic and memory component technology, packaging, system control software, and application programming.

Typically, supercomputer architectures are designed to process data in an assembly line fashion with specialized vector and parallel processing hardware to yield high sustained performance. Vector processing hardware is designed to operate on long strings of numbers rather than the scalar processing of single data elements typical of general purpose commercial computing. A balanced architectural approach enables the supercomputer to provide high computational performance for a wide variety of applications.

Another key performance measurement of supercomputers is processor clock speed. Clock speed, measured in billionths of a second (nanoseconds or ns), represents the length of time for the simplest instruction to operate. To minimize clock cycle time, high-end supercomputers are generally built with the fastest available semiconductor technology. Additionally, most large-scale supercomputers are built with Reduced Instruction Set Computing (RISC) principles to maximize effective performance.

Supercomputers balance high computational performance with large internal memory capability and high bandwidth input/output capability. To address applications using or generating large amounts of data, supercomputers employ a large central memory with fast access times. In addition to memory access speeds, input/output bandwidth is a critical determinant of a processor's ability to communicate with its support subsystems and peripherals, and thus the overall processing speed.

Specialized packaging and cooling techniques are critical to take full advantage of fast switching logic circuitry. Despite electron movement which approaches the speed of light, a system's peak performance is constrained by transmission delays in moving electrical signals within a supercomputer system. To minimize delays, architectures must adapt innovative circuit design and packaging schemes to minimize distances between Integrated Circuit (IC) gates, between circuits on a printed circuit board (PCB), between circuit boards, and between memory and logic circuits. This process requires miniaturization and presents significant challenges in the manufacturing process. The miniaturization process results in a high density of components and requires special cooling methods to prevent heat induced failures.

Early supercomputers typically were installed with a proprietary or vendor-specific operating system. With the maturation of the supercomputer industry, supercomputer vendors are increasingly expected to provide a full range of system control software and program development utilities such as are embodied in the de facto industry standard UNIX operating system. UNIX has become an increasingly popular operating system for a broad variety of computer platforms.

Various alternatives to traditional supercomputers are available to address the computing needs of the scientific and technical user community. Since the emergence of high performance workstations based on commodity RISC microprocessors, users may elect to employ multiple workstations each dedicated to a single user. In many cases, such an approach is complementary to the use of supercomputers, with the supercomputer acting as a shared computer for networks of workstations, and reserved for only the largest, most computationally intensive tasks. Several vendors of minicomputers and mainframes offer vector processing options to augment their existing hardware for higher system performance. While these options offer relatively low cost enhancements to general purpose computers, such enhanced systems typically provide only a fraction of the performance of a traditional supercomputer.

Massively parallel processing (MPP) architectures are increasingly attracting attention as an alternative approach to large-scale, computationally intensive computing. MPP designers typically seek to link hundreds or thousands of relatively low cost microprocessors together to provide scalable systems. The two principal benefits of MPP relative to traditional supercomputers include lower cost at a theoretical peak performance level and the ability to offer significantly higher theoretical peak performance levels on narrowly defined problems. Theoretical peaks of MPP's are now in excess of one gigaflop. The primary disadvantage of MPP architectures is the complexity of programming required to coordinate the many component processors and the resulting poor ratio of sustainable achieved-to-peak performance for most applications. Large arrays of microprocessors do not lend themselves to some types of computations.


PRODUCT INFORMATION

Critical Supercomputing Parameters

The critical supercomputing parameters by which supercomputers are traditionally measured are performance, memory size, and memory bandwidth. Performance is measured in gigaflops (billion floating point operations per second) which is a determining factor in both the resolution of problems that can be attempted in a given period of time and the complexity of scientific problems that can be solved.

In time critical applications, such as weather forecasting, a higher gigaflop performance can allow for a number of improvements in prediction capability. One such improvement is an increase in the resolution of the model (i.e., a closer grid point spacing) resulting in the ability to resolve and forecast smaller scale features. A different improvement would be an expansion of the geographic region being modeled, thereby allowing large-scale features to influence the forecast.

Memory size is measured in gigabytes and impacts the potential complexity of a given application and the system's ability to run multiple applications concurrently to best utilize available performance. A large common memory enables multiple applications to run concurrently, ensuring that the processing capacity of the system is always optimally utilized. There tends to be a direct relationship between the gigaflop potential of the system and the required size of common memory. As the gigaflop rate increases and the scientist desires to run more complex models in a given period of time, the data associated with these models grows.

Memory bandwidth (speed) is measured in gigabytes per second and impacts the balance of the system (i.e., the ability of the memory to keep the processors fully occupied). The bandwidth of memory is critical because it defines what "immediately accessible" means in terms of how long it takes data to get from common memory to the processing part of the system and back. For a high performance system, it is important that the memory bandwidth complement processing performance, otherwise processors will sit idle waiting for the data needed to perform work. A balanced supercomputer system addresses the issue of matching processor performance with memory bandwidth and memory size. The only way to guarantee optimal performance for a given application is to have the data immediately accessible in common memory. Hence, as the model complexity grows, so must the size and speed of the common memory required to support it.

Architecture and Hardware

The essential design parameters of vector processing computer architecture include fast processor speed combined with a large, high speed memory in a dense packaging arrangement. The architecture of the CRAY-3 has been designed to enhance the familiar features and characteristics of the CRAY-1 and CRAY-2 product lines. The CRAY-4 was being designed with similar features.

The following table presents the tested performance characteristics of the CRAY-3.

                                          NUMBER OF PROCESSORS
                                        1      2       4       8**
                                       ---    ---     ---     -----
Gigaflops Per Second*                   1      2       4        8
Instructions Per Nanosecond             1/2    1       2        4
Clock Speed - Megahertz                500    500     500      500
Clock Speed - Nanoseconds               2      2       2        2

*Theoretical peak performance
**Projected performance based on 4-processor actual performance

The CRAY-3 featured a large main memory that was addressable by all the processors in a system. This memory may be as large as 1 gigaword in an 8-processor system. Each processor contains two memory ports for simultaneously reading and writing memory. The Company's present emphasis was on the manufacture and sale of 4- and 8-processor CRAY-3 systems. The Company will not manufacture a 16-processor CRAY-3 unless it receives a customer order for such a system. Currently management does not expect to receive an order for a 16-processor CRAY-3.

The CRAY-3 was designed as a modular supercomputer system composed of up to four logic octants. Each octant contains two central processors of four modules each, two input/output modules and 64 banks of memory. One of the input/output modules may be the foreground processor which controls all traffic between the central processors, memory, and input/output channels. There must be one foreground processor per CRAY-3 configuration. Each octant contains 256 megawords of memory on 32 memory modules.


Peripheral Equipment and Networking

The Company has focused its efforts on providing industry standard channels for external connections. The CRAY-3 and CRAY-4 were designed to support up to 28 standard HIPPI channels, on a 8-processor CRAY-3. These channels are used to connect to high speed networks, other computers, and peripheral devices. In particular, the Company offers disk storage subsystems using RAID technology. RAID technology packages multiple industry standard disk drives with proprietary hardware and software interfaces to create storage subsystems that offer high reliability and performance. The Company developed software to take maximum advantage of this technology.

The CRAY-3 and the CRAY-4 are designed to support a number of peripherals currently used with CRAY-2 systems. This would have facilitated a customer's migration from a CRAY-2 to a CRAY-3 or CRAY-4 system. Initial network connections use the existing CRAY-2 interfaces.

The CRAY-3

The essential design parameters of vector processing supercomputer architecture include fast processor speed combined with a large, high speed memory in a dense packaging arrangement. The CRAY-3 features a large main memory and was designed as a modular supercomputer system composed of up to four logic columns which the Company refers to as octants. Each octant contains two central processors (CPU's) of four modules each, two input/output modules and 32 memory modules comprising 64 banks and 256 million words (one word equals eight bytes) of memory. The CRAY-3, with four octants, runs up to eight gigaflops and performs up to four instructions per nanosecond depending on the number of processors employed. The CRAY-3 can be configured with one to eight processors.

The Company maintained a two-processor CRAY-3 dedicated to the CRAY-3/SSS development contract, a two-processor CRAY-3 at the National Center for Atmospheric Research (NCAR), located in Boulder, Colorado, in production use, a four-processor CRAY-3 used for in-house module testing and final manufacturing check-out and test, and a four-processor CRAY-3 used for benchmarks required by the Government procurement process, for certain commercial opportunity benchmarks, and for in-house software development and simulations. The Company does not plan to manufacture additional CRAY-3 systems. As long as CRAY-3 systems were in operation, there was ongoing system maintenance, which included replacing and repairing system modules.

The Company fell approximately two years behind the original development schedule and market introduction of the CRAY-3 due to the difficult technological challenges that were overcome in order to create the high performance computing capabilities of the CRAY-3. No orders have been received for the CRAY-3. Because of this situation, the Company was concentrating its resources on its next generation product, the CRAY-4, which the Company's Management believed would have leading technical performance at very attractive prices.

The CRAY-4

The Company was focusing its resources on completing the development of the CRAY-4, along with another advanced product, the CRAY-3/SSS. The CRAY-4 was designed to provide prospective customers with flexible CPU and memory configurations. The CRAY-4 design uses an extension of the technology developed for the CRAY-3, including the use of similar architecture, hardware, manufacturing techniques, peripheral equipment, and networking.

The CRAY-4 was expected to have excellent price/performance value. The single processor's gigaflop performance was twice as fast as its closest competitor presently in commercial use, the CRI C90 and comparable to the announced CRI T90. The CRAY-4 was expected to have an approximate four times price/performance advantage over the current CRI C90 product line.

This projected increase in price/performance was expected to expand the traditional market for high-end scientific and engineering supercomputers.

The CRAY-4 was designed to run at two to 128 gigaflops and to perform one to 64 instructions per nanosecond depending on the number of processors employed. The Company was planning that initial CRAY-4 system configurations would be from four to 16 processors. CRAY-4 development work was continuing, up to the bankruptcy filing, with the initial processors and memory modules beginning the benchmark process. This is an iterating hardware debugging process starting with running small functional software codes on a single processor, expanding to single processor software codes with input/output requirements, and ending with industry standard benchmark codes requiring multiprocessor functionality. The Company was expecting to announce the results of the single processor benchmarks in early 1995 with a four-processor 256 megaword prototype system expected to be benchmarked and available for delivery by the second quarter of 1995.

CRAY-4 Node

The industry leading performance of the CRAY-4 was complemented by two other significant attributes. The CRAY-4 was the first high-end supercomputer to support the IEEE Floating Point format. This significantly enhances its ability to interchange data with high-performance workstations in a heterogeneous network environment. Additionally, the CRAY-4 and its system software are designed to support the concept of vector/parallel distributed computing. This allows multiple CRAY-4 systems (nodes) to be connected together to provide superior levels of system performance, reliability, and throughput.


CRAY-3/Super Scalable System

Massively parallel supercomputer systems have shown great promise, but have realized limited success in addressing real world scientific problems. This can be attributed, in part, to the complexity of their architecture and the resultant difficulty in exploiting them efficiently without significant modification of user codes. The apparent benefits associated with the coupling together of thousands of inexpensive processors are also seriously compromised by their inability to communicate with each other or with external devices and networks at the speeds required to support supercomputer class computation. However, there are certain classes of problems that can successfully exploit large numbers of relatively simple and cheap processors in parallel, if only the issues of high speed bandwidth and usability can be successfully addressed.

The CRAY-3/SSS is a unique system that combines proven traditional supercomputer vector/parallel architecture with a SIMD massively parallel supercomputer architecture. Unlike other MPP architectures, the CRAY-3/SSS is intimately integrated into the high bandwidth heart of the traditional supercomputer system. It is an extension of the supercomputer system's high speed common memory which incorporates thousands of simple yet powerful processors that can be called upon to perform extremely complex functions at extraordinary speeds.

The CRAY-3/SSS uses a collection of special Processor in Memory (PIM) chips, each of which provides 64 single bit processors and an associated 128K bits of memory. The initial CRAY-3/SSS was intended to use a two processor CRAY-3 with SIMD array, standard CRAY-3 memory interface and a maximum of one million SIMD processors and 2.3 gigabytes of memory. Early generation SIMD machines have been successfully used in both Government and commercial applications such as pattern recognition, signal processing, image processing, seismic-geology, and weather forecasting. The Company was completing the design and development of the initial CRAY-3/SSS, and was targeting a deliverable prototype system by the second quarter of 1995.

Software

The Company's software provides an effective and efficient program development and execution environment on the CRAY-3 which both supports the migration of codes from other platforms and the rapid exploitation of the CRAY-3 for new problems. This software environment was being extended to provide similar levels of support for the CRAY-4 system.

The Company is licensed to use and distribute certain software developed by CRI. This software consists of the June 1989 version of the UNICOS operating system (a proprietary version of UNIX System V Release 2 developed by CRI) and associated language compilers, libraries, and tools. The Company has used its CRAY-2 system, which CRI transferred to the Company as part of the spin off from CRI, to enhance this software and has ported the UNICOS operating system, compiler and other auxiliary software to the CRAY-3 system.

Management believes that customers and vendors will continue to place emphasis on software environments that comply with emerging standards such as the IEEE POSIX operating system standards. It has been the Company's experience, that the U.S. Government is now specifying compliance to such standards either explicitly, or implicitly by specifying compatibility with certain products which are designed to adhere to such standards, such as USL's SVR4 operating system product.

The Company has included certain SVR4 like features in its UNICOS based, CSOS operating system, and was continuing to evaluate the requirement for the migration of additional features based on its perception of potential customer needs.

The Company's software fully supports the industry standard windowing environments X Windows and OSF/Motif.

Management believes that its strategy of initially exploiting a UNICOS operating system compatible with the CRAY-2 and progressively migrating to industry-standard software would have facilitated the use of the CRAY-3 and CRAY-4 by current users of UNICOS based machines and, as standards are adopted, facilitate the expansion of available applications software. The Company was intending to concentrate on Fortran and C application programming languages, and to enhance its compilers and libraries for increased performance, its tools for ease of use, and its diagnostics for rapid fault isolation and resilience.

CRAY-3 specific features, such as HIPPI based RAID support, have been implemented and tested. All of the Company's CRAY-3 system software has been exercised on the CRAY-3 systems in Colorado Springs and at NCAR.

To remain competitive the Company was devoting resources to developing and enhancing its operating systems and language compiler software.

Other Developments During 1994

The Company focused its resources during 1994 on (i) testing and benchmarking the CRAY-3; (ii) continuing the design and development of the CRAY-4; (iii) completing the initial development work on the hybrid CRAY-3/SSS; (iv) upgrading and verifying software products; and (v) significant marketing and sales activities in the areas of submitting proposals on competitive Government procurements, sole source procurements, and special developmental funding sources. The following covers these activities in more detail.

CRAY-3 Benchmarks

Throughout 1994, the Company continued to show that the CRAY-3 supercomputer system was one of the most powerful systems commercially available by demonstrating performance on industry standard benchmarks and key applications. Several major applications from the National Center for Atmospheric Research
(NCAR), located in Boulder, Colorado, have been executing successfully on CRAY-3 systems for over a year. NCAR's basic benchmark sets have demonstrated that the CRAY-3 systems are among the most powerful available on a computations per processor basis.

The Company also executed several national Government laboratory and commercial prospect benchmarks during 1994.

CRAY-3 Demonstration Site

The first operational CRAY-3, (a four processor 128 megaword system), was delivered to NCAR in May 1993 for evaluation and demonstration. During this evaluation period, both hardware and software problems were encountered and addressed by the Company's engineers. Significant technical progress has been made to demonstrate the long-term reliability of the CRAY-3. With the quadruple memory upgrade of the CRAY-3 beginning in the Fall of 1993, the Company concentrated most of its engineering resources on upgrading the memory in subsequent CRAY-3 systems. NCAR, along with other potential customers, indicated a desire for this upgraded memory.

Subsequently, in the second quarter of 1994, the Company transferred NCAR users to an upgraded four processor CRAY-3 with 512 megawords of memory, located at the Company's main manufacturing facility. Using a dedicated high-speed data communication line, NCAR users accumulated almost 4,000 CPU hours on this system between second quarter 1994 and October 1994.

In October 1994, the Company completed an upgrade of the CRAY-3 located at NCAR to a two processor CRAY-3 with 256 megawords of memory. From October 1994 through January 1995, NCAR users logged over 2,800 CPU hours on this system with a mean time to interrupt of 150 hours.

The Company used the upgraded CRAY-3 system in Colorado Springs for benchmarks required by the Government procurement process, for certain commercial opportunity benchmarks, and for in-house software development and simulations.

The CRAY-3 system currently at NCAR is provided under the terms of an equipment loan agreement. This agreement was amended December 6, 1993 extending the period of the initial six-month term through February 28, 1994 and continuing, thereafter, on a month-to-month basis until either party gives a 30-day termination notice. The Company has not and will not receive any revenue from NCAR during this demonstration period. Upon the Company's bankruptcy filing, NCAR has shut down the CRAY-3.

CRAY-4

Significant technical progress was made during 1994 on the CRAY-4, which takes advantage of technologies and manufacturing processes developed during the design and manufacture of the CRAY-3. The Company announced introduction of the CRAY-4 to the market on November 10, 1994. Several single processor CRAY-4 prototype systems, each with 64 megawords of memory, were undergoing diagnostic testing prior to the Company filing for bankruptcy. The Company began testing individual CRAY-4 modules at the start of 1994 and planned to be able to deliver a 4-processor CRAY-4 prototype system by approximately the end of the second quarter of 1995. Upon filing of bankruptcy, the Company stopped work on the CRAY-4.


Impact of CRAY-4 Development on Sales of the CRAY-3

Because prospective customers have been aware of the Company's design and development of the CRAY-4, which offered major advantages as compared to the CRAY-3, the Company's management believed that some prospective customers for the CRAY-3 decided to wait for the availability of the CRAY-4. No new CRAY-3 systems were being manufactured.


CRAY-3/Super Scalable System

On August 17, 1994, the Company entered into a joint development contract with the National security Agency (NSA) to produce a CRAY-3/SSS offering vector parallel processing, scalable parallel processing, and the combination of both. Under the NSA contract, the Company received revenues from NSA for a portion of the Company's costs of developing the system. The CRAY-3/SSS is designed to utilize a CRAY-3 and a large number of Processor-In-Memory (PIM) chips developed by the Supercomputing Research Center of the Institute for Defense Analyses and manufactured by National Semiconductor Corporation. The system was to consist of a dual processor 256 million word CRAY-3, and a 512,000 processor, 128 million byte Single Instruction Multiple Data (SIMD) array. The Company successfully completed the first of a number of major tasks required under the development contract which consisted of the successful test and demonstration of an array of 256,000 single bit processors packaged using the Company's multi-chip-module technology. Upon filing of bankruptcy, the Company stopped work on the CRAY-3/SSS. The Company is reviewing the terms and conditions of the development contract to assess the ramifications of the bankruptcy filing.

Software

During the past year, the Company continued to upgrade and verify its system software products. NCAR users provided valuable feedback on the use of this software in a production environment. No major problems were identified in migrating applications from other supercomputing environments. The Company successfully integrated several new industry standard features during this period, including certain IEEE POSIX operating system features, a new ANSI Standard C compiler based on the latest AT&T implementation, and extensions to its Fortran compiler to support certain ANSI Fortran 90 standard constructs. Additionally, the Company continued to optimize its software to provide increased end-user performance and more efficient use of new I/O capabilities such as the HIPPI connected RAID subsystem.

Equity Financings  in 1994 and Early 1995

In October 1994, the Company completed a private placement to foreign institutional investors of 3,850,000 shares of unregistered Common Stock (net proceeds of approximately $3,822,000). The foreign institutional investors also received warrants expiring in October 1997, to acquire up to 385,000 additional shares of Common Stock at $1.50 per share.

In January 1995, the Company completed a sale of 1,100,000 shares of its unregistered Common Stock to foreign institutional investors and 1,165,501 shares of its unregistered Common Stock to Seymour R. Cray, Chairman of the Board and Chief Executive Officer (net proceeds of approximately $2,295,000). The sales of shares to the foreign institutional investors were made pursuant to Regulation S of the Securities Act (the "Securities Act") of 1933, as amended. The sale of shares to Mr. Cray was made pursuant to Regulation D under the Securities Act.

In February 1995, the Company sold 2,100,000 shares of its unregistered Common Stock to a foreign institutional investor (net proceeds of approximately $1,764,000). This sale of shares was made pursuant to Regulation S under the Securities Act.

Marketing Staff and Activities

In March 1994, the Company hired Charles Breckenridge as Executive Vice President of Marketing. Mr. Breckenridge has over 33 years of experience in the supercomputer field. His most recent position was Vice President and General Manager, U.S. Western Region and Latin America, for Cray Research, Inc. Also in 1994 the Company added a project director for the CRAY-3/SSS project, a senior sales manager who was based in Washington, D.C., and a senior sales manager who was based on the West Coast. The Company has terminated the employment of all of its sales and marketing staff because of the bankruptcy filing.

Agreement with Seymour R. Cray

Seymour R. Cray, age 69, the Chairman of the Board and Chief Executive Officer of the Company, is the designer of the CRAY-3 and CRAY-4 supercomputer systems. Mr. Cray has devoted his full working time to the Company since its inception. Prior to the date of the Company's bankruptcy filing, Mr. Cray devoted most of his time to the design and development of the CRAY-4. Currently he devotes his time to his duties as Chief Executive Officer of the Company. The Company's future success, should the Company be able to resume operations, would be materially and adversely affected if Mr. Cray's services become unavailable for any reason. The Company does not have key man insurance on the life of Mr. Cray.

Mr. Cray serves as an independent contractor to the Company under a Design and Development Agreement which does not require any specific working time commitment by Mr. Cray. The Design and Development Agreement, which is similar to his prior agreement with CRI from 1981 to 1989, and with the Company from 1989 to 1992, has a term expiring in June 1997. This Agreement provides for early termination in the event that the Company discontinues development funding for the CRAY-4 or for future systems or limits or terminates agreed-upon production for the CRAY-4 or for future systems. In such event, Mr. Cray retains the option to continue development and production of the project, subject, however, to prior consent by the Company's asset-based lender for so long as its loan agreement with the Company remains in effect. No "agreed-upon production" of the CRAY-4 had been established because the CRAY-4 was still in the development stage. The agreement also terminates in the event Mr. Cray fails for any reason to continue a project, in which case the Company retains the right to fund and participate in additional projects pursued by him.
Subject to prior consent by the Company's asset-based lender, Mr. Cray could terminate his participation in the development of the CRAY-4 at any time and would have the right to use independently the technology relating thereto and to compete with the Company.

The Company is reviewing the terms and conditions of the agreement with Mr. Cray to assess the ramifications of the bankruptcy filing.

Technology

The technology utilized in the CRAY-3 and CRAY-4 represents several advances in the use of materials as well as innovative packaging and manufacturing techniques.

Gallium Arsenide (GaAs)

GaAs was selected by the Company as the semiconductor substrate material of choice due to its unique electronic properties that can provide the ultra high speed IC performance required in the CRAY-3 and CRAY-4. The Company intended to continue to use GaAs IC's for its logic components due to its three to five times speed advantage (at similar power consumption) over silicon IC's. Over the past several years, the Company has been intensively engaged in the development and refinement of GaAs IC design, fabrication, and testing. These efforts have resulted in an advanced IC manufacturing technology which routinely provided the CRAY-3 and CRAY-4 with logic circuits. GaAs has not yet saturated its speed and density performance potential. While silicon IC's have a more limited ability to increase their speed performance, GaAs IC's have the potential to increase their speed by a factor of two or more. Early development work at the Company has demonstrated GaAs IC's operating at speeds compatible with the projected 1,000 megahertz (1 Gigahertz) operation of the CRAY-4.

Today management believes GaAs IC technology has taken its place alongside silicon IC technology. Other companies, including Convex Computer Corporation and Fujitsu Limited, are now using GaAs IC's as logic circuits in their current supercomputer product line offerings.

The Company operates its own GaAs IC manufacturing facility in Colorado Springs, Colorado and has developed manufacturing techniques necessary for production of GaAs circuits. The Company has overcome many of the design and fabrication problems which GaAs presented in the manufacture of the CRAY-3. The manufacturing yields now experienced by the Company on its GaAs circuits are within parameters commonly encountered with the manufacture of silicon IC's.

The Company had increased the density of the GaAs circuits as part of the design of the CRAY-4.

Printed Circuit Boards

The successful manufacture of high precision and high quality PCB's was essential to the Company's ability to produce densely packed modules for the CRAY-3 and CRAY-4 supercomputer systems. While the Company's PCB's were traditionally constructed of copper and epoxy layered boards, they were much smaller than those generally used in the mainframe computer industry and require precise drilling. To satisfy its unique size and precision requirements, the Company operated its own PCB manufacturing facility in Colorado Springs, Colorado.

Component Packaging

Computer speed, an important measure of system performance, is a function of circuit speed, the level of circuit integration and circuit packaging. Since the path length between circuits is normally a limiting factor on speed of processing, minimizing the physical distance between circuits was a key design goal. The CRAY-3 has been designed to provide fast circuits in miniaturized packages which operate at a clock speed of approximately two nanoseconds or 500 megahertz. A CRAY-3 module includes approximately 125,000 equivalent logic gates in a 4 inch X 4 inch X .3 inch physical package. An 8-processor CRAY-3 configuration with 256 to 512 megawords of memory, plus associated interface circuitry, and cooling and power systems, measures 44 inches wide and 50 inches high.

Cooling

As packaging density increases so does the associated heat density, since more heat must be removed from a smaller volume. The dense packaging of high speed circuits in the CRAY-3 and CRAY-4 presents a considerable cooling challenge. To address this challenge, the Company developed an innovative closed loop cooling technique based on the successful liquid immersion method used to cool the CRAY-2 circuitry. This technique immerses the circuitry in an electronically inert fluid and takes advantage of forced convection to provide superior cooling within a stable environment.

Testing

The Company developed sophisticated test equipment capable of testing IC's operating at up to 500 megahertz. This proprietary test hardware and software enabled the Company to test all circuits on a wafer for function and speed prior to dicing the wafer. As part of the Company's quality and reliability program, should defects be detected, corrections could be made before or after the assembly of PCB's into finished modules. The Company's testing equipment is programmable and may be adapted to new circuit designs. The Company received a patent relating to its circuit testing equipment.


Manufacturing

Limited Sources of Supply

The Company relied on outside vendors to manufacture certain raw materials, components, subassemblies and production equipment. Certain of these items necessary for the development of the CRAY-3/SSS and CRAY-4, including without limitation GaAs wafers, fast SRAM integrated circuits, and printed circuit board manufacturing supplies, are obtainable from a sole supplier or a limited group of suppliers. Any prolonged delay in obtaining any of these key items would adversely affect the Company. To date, the Company has been able to obtain adequate supplies of components from its sole and limited sources or, when necessary, from alternative sources of supply.

To assure an adequate supply of its GaAs logic circuits and control over the manufacturing process, in March 1990 the Company acquired a non-exclusive license from GigaBit Logic, Inc., for certain process technology, equipment for three wafer processing lines, and certain other assets. The Company entered into an Asset Purchase Agreement with GigaBit pursuant to which the Company issued in a private placement 1,625,000 shares of Common Stock to GigaBit as partial consideration for the purchase of certain foundry machinery, equipment and other assets and a nonexclusive license to certain process technology. The Company has incorporated the technology and equipment into a Class One GaAs foundry, which was producing GaAs IC's for the CRAY-3 and prototype IC's for the CRAY-4 using four inch wafers and .9 micron geometry. CRAY-3 GaAs wafer yields were running at approximately 70 percent and management believed that the Company would have been able to provide both CRAY-3 logic circuits and CRAY-4 prototype and production logic circuits. However, fabrication of the Company's GaAs IC's, which are extremely fragile and require special handling, is a highly complex and precise process. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer, or other factors may cause some wafers to be rejected or several die on each wafer to be non-functional.

The dense packaging of the CRAY-3, and even more dense packaging of the CRAY-4, which is essential to delivering the speed of the GaAs circuits, required the Company to design specialized robotic equipment to handle the miniaturized components throughout the manufacturing process. The Company was successful in designing and acquiring testers to test its IC's, PCB's, and modules.

The Company's PCB facility was manufacturing the CRAY-3 and prototype CRAY-4 PCB's. Using a proprietary manufacturing process, CRAY-3 PCB manufacturing yields were running between 60 percent and 70 percent. Based upon such yields, management believes that the Company would have been able to provide the CRAY-3 and CRAY-4 PCB requirements.

The Company purchased 4-megabit SRAM's from Toshiba Corporation as part of the memory upgrade for the CRAY-3. By incorporating a special 4-megabit SRAM, management believes the CRAY-3 had the largest available SRAM memory of any supercomputer in its price and performance class.

Although management did not expect technical problems or manufacturing delays in such areas as GaAs IC production, PCB production, module assembly, and checkout and test, delays in any of these areas would have been detrimental as the Company entered the marketplace with the CRAY-4 and CRAY-3/SSS. The Company experienced extensive delays in the past with the CRAY-3 development process.

Some vendor delays were encountered in connection with meeting High Performance Interface (HIPPI) and Redundant Array of Inexpensive Disks (RAID) industry standards; however, these delays did not delay the introduction of the CRAY-3 to the marketplace. The Company installed a demonstration CRAY-3 system at NCAR, which was utilizing both of these industry standards.

Environmental Regulations

Federal, state, and local laws and regulations impose various environmental controls on the discharge of certain chemicals. The Company's GaAs fabrication foundry and printed circuit board production facility each utilize or generate certain toxic substances which require special handling and disposal, as well as compliance with various reporting and other environmental laws and regulations. The Company believes that it is currently in compliance with such laws and regulations. However, any failure by the Company to control the use of, or to restrict adequately the discharge of, hazardous substances could subject it to material future liabilities.


Supercomputer Market

The current market for supercomputers is extremely dynamic, characterized by continuing advancements in technology and the development of increasingly sophisticated and powerful supercomputing systems which render existing supercomputing systems obsolete within a few years. The market for traditional parallel vector supercomputers was estimated to be $850 million to $900 million in 1994. This market for traditional parallel vector supercomputers is geographically divided into approximately 40 percent U.S. and 60 percent international.


Foreign and U.S. Government institutions account for approximately 70 percent of supercomputer purchases and this was a key market segment for the Company. The U.S. Government has adopted policies designed to facilitate the development of, and market for, new and enhanced supercomputers. Governmental uses include intelligence, defense, energy, aerospace, weather, environment, and university research. Commercial customers make up the remaining 30 percent of supercomputer purchases with supercomputers being used in the areas of petroleum, aerospace, automotive, chemical, pharmaceutical, and electronics.

The market for general purpose supercomputers, which is almost exclusively engineering and scientific applications, exists because of the extensive base of application software and their overall capabilities, resulting in lower overall computing costs. Supercomputer software applications are readily available and include large libraries in most engineering and scientific disciplines.

The Company's next generation supercomputer, the CRAY-4, was expected to have unsurpassed price/performance (cost per gigaflop). The processor's gigaflop performance was twice as fast as its closest competitor, the CRI C90. The Company's management expected the CRAY-4 would have an approximate four times price/performance advantage over the current CRI C90 product line. This improvement in price/performance might have significantly expanded the traditional market for high-end scientific and engineering supercomputers.


Industry Segment

The industry segment in which the Company participates is the high performance, large-scale scientific supercomputer segment. This is the only industry segment in which the Company operates.


Sales and Marketing

Prior to the date of its bankruptcy filing, the Company was focusing its marketing and sales efforts primarily upon the U.S. Government, including intelligence agencies, research laboratories (civilian and military), nuclear agencies, and weather and environmental agencies. The Company was responding to appropriate competitive procurements and was also seeking direct procurements involving special projects covering technology research and development, customizing the CRAY-3, or providing special funding for CRAY-4 development.

A second market addressed by the Company was the commercial supercomputer market. This market segment includes large multinational electronic, automotive, aerospace, petroleum, and pharmaceutical companies. The Company expected that the commercial market for CRAY-3 and CRAY-4 systems would have developed only after these systems were installed and operating at a few U.S. Government facilities.

Once an initial purchase was made, the modular or building block architecture of the CRAY-3 and CRAY-4 would have allowed customers to increase the number of processors from their initial purchase. This was a key feature of the CRAY-3 and CRAY-4 supercomputer systems.

The CRAY-2 original installed customer base of approximately 28 systems, owned by 22 government and commercial customers located in eight countries, represents both a major market for the Company and a significant portion of the worldwide installed base of supercomputers. Approximately 16 CRAY-2 systems are still in use today. The remaining 12 CRAY-2 systems have been traded in on new CRI systems or retired. The CRAY-3 offers CRAY-2 customers a compatible architecture and operating system with much higher performance.

Management believes that direct contact with customers is an essential element of success in the supercomputer market. Up to the date of the Company's bankruptcy filing, marketing activities were being conducted by a staff of six full-time employees. To date the Company has had no sales or orders.

Once an initial purchase was made, the modular or building block architecture of the CRAY-3 and CRAY-4 would have allowed customers to upgrade the number of processors from their initial purchase. This was a key feature of the CRAY-3 and CRAY-4 supercomputer system.

The U.S. Government restricts the exportation of sophisticated technologies, including those incorporated in the CRAY-3, CRAY-4, and CRAY-3/SSS. These restrictions may require export licenses prior to shipping supercomputers to foreign customers.

Strategic Partner Discussions

Following expiration of certain restrictions in its license agreements from CRI on July 31, 1994, the Company began to engage in discussions with potential strategic partners. Any such partnership could include joint manufacturing and/or marketing activities, a commitment to provide funding to the Company in exchange for an interest in the Company's technology (which may include the licensing of hardware, software, know-how, patents, or marketing rights to certain products or technology), an equity or debt investment, or any combination of the above. The Company is continuing its efforts to secure a corporate strategic partnership. Any such relationship would require approval of the Court. Although these discussions are continuing while in bankruptcy, no agreements are currently pending. No partnership discussions have progressed beyond the preliminary stage.


Agreements with Cray Research, Inc.

The Company was incorporated in July 1989 as a wholly owned subsidiary of CRI for the purpose of enabling CRI to spin off to its stockholders the CRAY-3 development project then being conducted by CRI. In November 1989, CRI distributed 14,733,347 shares of the Company's Common Stock to CRI stockholders of record as of November 15, 1989, and retained 1,637,038 shares of the Company's Common Stock (approximately 10 percent of the then outstanding shares). Prior to, and in contemplation of, the distribution, the Company and CRI entered into a number of agreements, certain of which are summarized below. Following the distribution, the Company and CRI have operated independently. By December 31, 1992, CRI had divested its ownership of the Company's Common Stock.

Cross-Licensing and Technology Transfers. In 1989 the Company and CRI entered into a cross-licensing and technology transfer agreement involving both hardware and software pursuant to which CRI assigned to the Company its rights to certain patents pertaining to the CRAY-3 system and granted the Company certain non-exclusive, nontransferable, royalty-free rights to certain patents and technology of CRI. The Company has licensed the assigned patents back to CRI on a similar basis. CRI licensed the Company with respect to other technology used in the CRAY-3 system, including underlying technology previously developed for the CRAY-1 and CRAY-2 systems. The CRI patents licensed to the Company include patents relating to vector processing and related computer architectural techniques, and immersion cooling. Improvements made on the licensed patents by either CRI or the Company through July 31, 1991 are also subject to cross-license. The Company also received operating system and compiler software from the CRAY-2 systems for internal use by the Company. Commencing July 31, 1994, CRI and the Company may each sublicense patents licensed to them under the license agreement, and the Company may sublicense the CRAY-3 technology. With limited exceptions, the restrictions on the Company's use of the software terminated as of July 31, 1994.

Other Rights. CRI granted the Company the right to use the name "CRAY" in its or its subsidiaries' corporate names and to use the mark "CRAY" coupled with a numerical suffix for its computer systems. CRI continues to use the "CRAY" name and trademark as well.

Indemnification. The Company agreed to indemnify CRI against all claims and liabilities for actions of the Company subsequent to its formation. CRI has agreed to indemnify the Company in connection with a lawsuit against the Company and other parties brought by former employees of GigaBit Logic, Inc. The lawsuit related to alleged events occurring prior to the Company's formation. CRI agreed to take over the defense of the Company and fully indemnify it for all costs and liabilities by agreement dated March 14, 1990.


Patents and Licenses

Patents

The Company currently owns rights to 13 patents and has five patent applications pending. The Company's management believes that although these patents and patent applications may have value, given the rapidly changing nature of the supercomputer industry, should the Company be able to commence operations, its future success will more likely depend on Seymour R. Cray and on the technical competence and creativity of its new work force.

Proprietary Rights

The Company relies on a combination of patent, copyright, and trade secret protection, non-disclosure agreements and cross-licensing arrangements to establish and protect its proprietary rights. The Company's initial operating system software, compilers, and tools were licensed from CRI in 1989, subject to certain transfer and other restrictions which expired on July 31, 1994. Despite the Company's efforts to safeguard and maintain its proprietary rights, there can be no assurance that the Company will be successful in doing so or that the Company's competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company's technologies. The Company has also entered into licensing or cross-licensing agreements with several companies. There can be no assurances that such agreements will not be terminated or that the Company will be able to enter into similar arrangements on favorable terms if required in the future. Although the Company is not a party to any present intellectual property litigation, it has from time to time received, and may in the future receive, communications from third parties that the Company's systems or components of such systems infringe patent rights, maskwork right, or copyrights of such third parties. Such claims of infringement, if proved, could have a material adverse effect upon the Company in the future. In addition, although such claims may ultimately prove to be without merit, the necessary management attention to and legal costs associated with litigation or other resolution of such claims could have a significant adverse effect on future operating results. All of the Company's proprietary rights and intellectual property have been pledged as security under the Company's loan agreement.

Debt Financing

Events of Default

The terms of the Company's secured debt financing provided for certain events of default, which include, among other things, (i) failure to perform or meet certain covenants, such as maintaining a minimum working capital and net worth,
(ii) any change in the controlling ownership of the Company, (iii) the failure of Seymour R. Cray to provide services to the Company substantially similar to those he provided prior to the Company's bankruptcy filing, other than such failure by reason of death, disability, sickness, or injury, (iv) any material adverse change in the Company's business, assets, or prospects, and (v) the filing of bankruptcy. The Company has defaulted under the terms of the Company's secured debt financing. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. No additional debt financing is currently available under the secured line of credit.

The secured lender, as a result of the bankruptcy filing, has notified the Company of its right and intention to call on the standby letters of credit (totally $6 million) issued in their favor by Mr. Cray. Once the secured lender receives payment from these standby letters of credit, this will reduce the amount owed by the Company on its line of credit to the secured lender. After this happens, the Company will then have an unsecured liability to Mr. Cray for an approximately amount of $6 million. Management of the Company believes such liability will be unsecured.

Employees

At December 31, 1994, the Company employed 350 full and part-time employees, of which 306 were directly involved in research, development, and manufacturing activities At April 13, 1995, the Company employed 20 employees.

Common Stock

Volatility of Stock Prices

The market price of the Company's Common Stock has experienced significant volatility and has decreased substantially over the past three years. The recent bankruptcy filing resulted in a substantial drop in the market price of the Company's Common Stock.

Stock Dividends

The Company has never declared or paid cash dividends on its Common Stock.

Increase in Authorized Common Stock

On February 27, 1995, the shareholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, $0.01 par value, from 60,000,000 to 120,000,000 shares in order to have sufficient authorized unissued shares to permit additional equity financing.

Possible Limitation of Net Operating Loss Carryforwards

The Company had a large net operating loss carryforward and a substantial research and development credit carryforward for federal income tax purposes as of December 31, 1994. The use of these carryforwards would be severely limited by the terms of Section 382 of the Internal Revenue Code if there is an "ownership change" as defined in Section 382. The future issuance of shares of stock by the Company may trigger the application of Section 382 limitations, which, in general, would create an annual limitation on net operating loss carryover deductions equal to the product of (i) the fair market value of the Company's stock, and (ii) a long-term tax exempt bond rate published by the Internal Revenue Service. The potential benefit to the Company from its net operating loss and research and development credit carryforwards would be greatly reduced if the limitations apply. Depending upon the outcome of the Company's bankruptcy proceeding, its ability to utilize its carryforwards may be further restricted or eliminated.

Anti-Takeover Provision

The Company's Restated Certificate of Incorporation and Bylaws contain certain provisions which may have the effect of preventing, discouraging, or delaying any change in the control of the Company, including changes in which the Company's stockholders might otherwise receive a premium for their shares over then-current market prices. In addition, such provisions may limit the stockholders' ability to approve transactions that they may deem to be in their best interests. Such provisions include the classification of the Company's Board of Directors, certain restrictions of corporate action by stockholders and certain super-majority voting requirements. In addition, the Company's ability to issue Preferred Stock could be used, under certain circumstances, as a method of delaying or preventing a change in control of the Company.

Securities and Exchange Commission Inquiry

The Securities and Exchange Commission (the "Commission") has issued a formal order for a non-public investigation relating to trading in the Common Stock of the Company during the period from September 1, 1990 through January 31, 1992, which is the approximate period during which the Company was negotiating or had in effect a purchase order for a 16-processor CRAY-3 supercomputer system from the National Energy Research Supercomputer Center (NERSC) at Lawrence Livermore National Laboratory. The announced loss of this purchase order in December 1991 caused a major drop in the market price of the Company's Common Stock. The formal order states that the Commission staff has information tending to show that during the period under investigation certain individuals and entities may have traded stock of the Company while in possession of material non-public information and that the Company and others may have made false and misleading statements in filings with the Commission or in other public documents concerning this purchase order or the progress of development of the CRAY-3, which allegations, if true, would result in possible violation of Section 17(a) of the Securities Act of 1933 and Sections 10(b) and 13(a) of the Securities Exchange Act of 1934. The staff of the Central Regional Office of the Commission has notified the Company of its intention to recommend that the Commission seek permanent injunctions and civil penalties against the Company, Seymour R. Cray and a former officer of the Company for alleged violations of these Sections and to seek similar relief against Terry Willkom, the President of the Company, under two of them. The staff of the Central Regional Office has informed the Company and the corporate officers that they may file a written statement ("Wells Submission") to the Commission setting forth their positions and arguments concerning the proposed recommendations, and such a statement was filed with the Central Regional Office on February 15, 1995. The staff has also indicated its willingness to consider a proposed compromise resolution of the issues. Management of the Company is actively seeking to resolve these matters and does not believe that the investigation has uncovered violations by the Company or any of its officers and directors of any of the cited provisions of law or that the investigation will result in a material adverse effect on the business, operating results, or financial position of the Company. However, the Company cannot predict whether a prompt resolution will be reached or what the ultimate outcome of the investigation will be.


Alleged Obligation to Issue Shares

The Company entered into two investment agreements with a foreign investor on January 11, 1995, pursuant to which two blocks of 2,500,000 shares each would be issued at a 25 percent discount from the average market price of the Common Stock during two separate valuation periods. A provisional closing on the first of these transactions was scheduled to occur no later than January 13, 1995. The Company did not receive timely payment in compliance with the written terms of the first agreement, even with an oral extension of the first closing deadline. The Company immediately notified the investor of its breach of the agreement and declared both of the agreements terminated. The investor has asserted that it attempted to wire timely payment within the orally extended deadline, but was prevented from completing the transfer through the fault of the Company's bank. The management of the Company has consulted with its bank and believes the payment terms were not met. Although the dispute remains unresolved, the Company's management believes that no timely payment was made within either the written or the orally extended deadline and that the investment agreements are no longer in effect. However, if such shares were issued, such issuance could result in possible dilution of the percentage interest in the Company represented by outstanding shares of the Company's Common Stock.

ITEM 2 - PROPERTIES

The Company's principal properties are as follows:

                                                                       Ownership/
                                                                         Lease
                                                                      Approximate        Expiration
Location of Property                      Uses of Facility          Square Footage       Date
- --------------------                      ----------------          --------------       ----------
Colorado Springs, CO                      Corporate offices,            170,000          Owned(1)
                                          research and development,
                                          production and marketing

Colorado Springs, CO                      Production                     34,000          1/31/00

(1)Pledged as security under financing agreement.


ITEM 3 - LEGAL PROCEEDINGS

To the Company's knowledge no legal actions are outstanding, except for the bankruptcy filing.

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement financing of up to $25 million of Common Stock with foreign and United States institutional investors and the Company ceased to have sufficient liquid assets which would allow it to continue in operation. The Company's existing directors and officers have remained in possession of the assets and business of the Company, but are subject to the supervision and orders of the Court. The Company has terminated most of its employees and stopped work on its supercomputer systems.

Under Chapter 11 the Company may attempt to reorganize, enabling it to resume operations, or it may dispose of assets followed by distribution of the amount realized to creditors and, if any excess remains, to shareholders of the Company. If the assets of the Company are disposed of, that disposition may be accomplished by the management of the Company as Debtor in Possession or by an appointed trustee following conversion of the Chapter 11 proceeding to a liquidation under Chapter 7 of the United States Bankruptcy Code.

Management of the Company has commenced discussions with potential strategic partners which may result in the resumption of the Company's operation, either by the Company or a different entity. Management of the Company does not know as of the date of this Report whether such discussions will result in a plan of reorganization permitting the Company to resume its operations. Management intends to resolve no later than July 1, 1995, whether a plan of reorganization is feasible. If such a plan does prove feasible, it will be presented for approval, as required, by interested parties including the Bankruptcy Court.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's stockholders during the quarter ended December 31, 1994.

                                    PART II
                                    -------

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     "Investor Information," appearing on page 22 of the 1994 Annual Report to Stockholders (the Annual Report), is incorporated herein by reference.


ITEM 6 - SELECTED FINANCIAL DATA

     "Historical Financial Summary," appearing on page 1 of the Annual Report, is incorporated herein by reference.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 2 through 7 of the Annual Report, are incorporated herein by reference.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements of the Company as of December 31, 1994 and 1993, and for each of the years in the three-year period ended December 31, 1994, and for the period from October 1983 (inception) through December 31, 1994, together with the report thereon of KPMG Peat Marwick LLP dated January 24, 1995, except as to Notes 1 and 12 for which the date is March 24, 1995, appearing on pages 8 through 21 of the Annual Report, are incorporated herein by reference.


ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   Part III

ITEM 10 - Directors and Executive Officers of the Registrant

Identification of  Directors

   The business of the Company is managed under the direction of its Board of Directors. The Company's Board of Directors meets on a regular basis to review operations, strategic business plans, and acquisitions, dispositions and other significant developments then affecting the Company, and to act on matters requiring Board approval. The Board also holds special meetings when required. Directors are elected for staggered terms of three years expiring as follows:
Seymour R. Cray in 1995, Jean-Louis Gassee in 1996, and Thomas A. Longo in 1997.

   Certain information regarding the individuals serving as directors is as follows:

Seymour R. Cray

   Seymour R. Cray (age 69) has served as Chairman of the Board, Chief Executive Officer, and as a director of the Company since July 1989. Mr. Cray co-founded Cray Research, Inc. (CRI) in 1972 to design and manufacture the world's highest performance supercomputers. From 1972 to 1977 he served as President and Chief Executive Officer of CRI. In October 1977 he left the presidency but remained Chief Executive Officer and became Chairman of the Board. In 1980 Mr. Cray resigned as Chief Executive Officer and in 1981 stepped aside as Chairman of the Board to devote full time to the CRAY-2 project as an independent contractor for CRI. In 1988 Mr. Cray moved the CRAY-3 development project from Chippewa Falls, Wisconsin to Colorado Springs, Colorado. Mr. Cray served on the board of CRI from 1972 to November 15, 1989.

   Mr. Cray has spent his entire career designing large-scale computer equipment. He was one of the founders of Control Data Corporation (CDC) in 1957 and was responsible for the design of the company's large-scale computers, including the CDC 1604, 6600 and 7600 systems. He was Senior Vice President at the time of his departure in 1972. From 1950 to 1957, Mr. Cray held several positions with Engineering Research Associates (ERA), St. Paul, Minnesota. At ERA, he worked on the development of the ERA 1101 Scientific Computer for the U.S. Government. Later, he had the design responsibility for a major portion of the ERA 1103, the first commercially successful scientific computer.

   Mr. Cray is the inventor of a number of technologies that have been patented by CRI and by the Company. Among the more significant are the CRAY-1 vector register technology, the cooling technologies for the CRAY-2 computer system and the Gallium Arsenide logic design for the CRAY-3 and CRAY-4 systems.

Jean-Louis Gassee

   Mr. Gassee (age 51) has served as a director of the Company since November 1989. Mr. Gassee is Chairman and Chief Executive Officer of Be Inc., a personal computer technology company. Prior to founding Be Inc. in 1990, Mr. Gassee was President, Apple Products Division of Apple Computer, Inc., a manufacturer of personal computers, from 1988 to 1990. Mr. Gassee was Senior Vice President of Research and Development at Apple Computer, Inc. in 1987 and 1988, and was Vice President, Product Development at Apple Computer, Inc. from 1985 to 1987, where he was responsible for managing all of Apple Computer, Inc. products from development to market introduction. He is also on the Board of Directors for 3Com, Electronics for Imaging, LaserMaster Technologies, Ray Dream and Xaos Tools.

Thomas A. Longo

   Dr. Longo (age 68) has served as a director of the Company since November 1989. Dr. Longo has been President, Chairman and Chief Executive Officer of Performance Semiconductor Corporation, a developer and manufacturer of integrated circuits and formerly a major supplier of memory components for the CRAY-3 system since 1984. Dr. Longo was a member of the Board of Directors of Cray Research, Inc. from 1975 to May 1989.

Meetings And Committees Of The Board Of Directors

   The Board of Directors held four meetings and had eight actions by unanimous consent during 1994. The Board has an audit committee and a compensation committee, the membership of which in each case is presently the entire

Board of Directors. The Company does not have a nominating committee.

   Audit Committee. The audit committee reviews the accounting and auditing principles and procedures of the Company with a view to providing for the safeguard of the Company's assets and the reliability of its financial records; recommends to the Board of Directors the engagement of the Company's independent auditors; reviews with the independent auditors the plan and results of the auditing engagement; and considers the independence of the Company's independent auditors. The current members of this committee are Mr. Gassee (Chairman), Mr. Cray and Dr. Longo. The audit committee, met two times during the last fiscal year.

   Compensation Committee. The compensation committee establishes salaries, incentives and other forms of compensation for directors, executive officers and other employees of the Company. The committee also administers the various incentive compensation and benefit plans of the Company and recommends policies relating to such incentive compensation and benefit plans. The current members of this committee are Dr. Longo (Chairman), Mr. Cray and Mr. Gassee. The compensation committee, met three times during the last fiscal year.

   The Company's Board of Directors may also establish certain other committees to facilitate its work.

   During 1994, with the exception of Jean-Louis Gassee each director of the Company attended at least 75 percent of the aggregate number of meetings of the Board of Directors and of the committees to which they were elected or appointed.

   Identification of Executive Officers

   Set forth below are the names, ages and titles of the persons who served during 1994 as executive officers of the Company:

NAME                             AGE                              OFFICE(S)
- ----------------------------     ---     -----------------------------------------------------------
Seymour R. Cray.............      69     Chairman of the Board and Chief Executive Officer
Terry A. Willkom............      52     President and Chief Operating Officer
Charles W. Breckenridge.....      61     Executive Vice President, Marketing
William G. Skolout..........      44     Vice President, Finance; Chief Financial Officer, Secretary
                                           and Treasurer
Howard R. Watts.............      54     Vice President, Sales and Marketing

   Each of these executive officers will hold office until his respective successor is elected, or until his earlier removal or resignation.

   The business experience during the past five years for Mr. Cray is set forth above under "Identification of Directors." Following are brief biographies of Messrs. Willkom, Breckenridge, Skolout, and Watts.

Terry A. Willkom

   Mr. Willkom has served as President and Chief Operating Officer of the Company since May 1992. He was the Company's Director of Production, responsible for the production of the CRAY-3 from October 1990 until May 1992. From 1988 to 1990, Mr. Willkom served as President of Rex Systems, Inc., a manufacturer of electronic systems and sub-systems for the defense industry. Previously, Mr. Willkom was the Director of a long term care facility for the State of Wisconsin from 1985 through 1988.

Charles W. Breckenridge

   Mr. Breckenridge joined the Company in March 1994 as Executive Vice President, Marketing. Previously, Mr.Breckenridge was employed by Cray Research, Inc. from May 1980 to March 1994. His positions there included Vice President and General Manager for the Western Region and Latin America from November 1992 to March 1994; Vice President, Government Marketing from January 1990 to November 1992; and General Manager for the Eastern Region from January 1988 to January 1990. Mr. Breckenridge's employment with the company was terminated on the date of the Company's bankruptcy filing.

William G. Skolout

   Mr. Skolout joined the Company in October 1992 and since that time has been Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. From August 1988 to mid-1992 Mr. Skolout was Vice President of Finance and Administration, Chief Financial Officer, Secretary and Treasurer of Simtek Corporation. Simtek is a designer and manufacturer of semiconductor integrated circuits. From 1986 to 1988 Mr. Skolout was Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Ramtron International Corporation.

Howard R. Watts

   Mr. Watts has been Vice President, Sales and Marketing for the Company since May 1992. Mr. Watts was the Sales Manager for the Company from February 1990 to May 1992. Previously, Mr. Watts was employed by Cray Research, Inc., in various sales and software management positions from January 1980 to February 1990. Mr. Watts' employment with the Company was terminated on the date of the Company's bankruptcy filing.

Section 16(a) Reporting Delinquency

   Executive officers and directors of the Company are required by Section 16(a) of the Securities Exchange Act of 1934 to file reports on Forms 3, 4 and 5 with respect to their ownership of equity securities in the Company. To the Company's knowledge, all reports required by Section 16(a) during 1994 were timely filed except that Charles W. Breckenridge made a late filing on Form 4 relating to a purchase of shares of the Company's common stock.

Item 11 - Executive Compensation

   The following table sets forth the compensation paid by the Company to each of the named executive officers of the Company for each of the years ended December 31 , 1994, 1993 and 1992.


                          SUMMARY COMPENSATION TABLE

                                                                 LONG-TERM COMPENSATION
                             ANNUAL COMPENSATION                                            Awards          Payouts
         Name                                                      Other            Restricted   Number of
         and                                                       Annual             Stock      Securities   LTIP      All Other
      Principal                        Salary (A)       Bonus    Compensation (B)     Award(s)   Underlying  Payouts   Compensation
      Position                Year       ($)             ($)         ($)                ($)      Options (C)   ($)         ($)
S.R. Cray (E)                 1994      $273,200
Chief Executive               1993       293,100
  Officer                     1992       309,500

T.A. Willkom                  1994       217,300                                                    80,000
President and Chief           1993       212,800
  Operating Officer           1992       198,000

C.W. Breckenridge (D)         1994       182,600        60,000                                     100,000
Executive Vice                1993
 President, Marketing         1992

W.G. Skolout (D)              1994       190,400                                                    80,000
Chief Financial Officer,      1993       165,700
  Secretary & Treasurer       1992        27,700

H.R. Watts                    1994       122,300                                                    30,000
Vice President, Sales         1993       150,700
   and Marketing              1992       116,000
- ---------------

(A) Amounts shown include cash and non-cash compensation earned and received by the named executive officers, as well as amounts earned but deferred at the election of those officers under the Company's Deferred Profit-Sharing Plan, as described under "Compensation Committee Report on Executive Compensation." Pursuant to the 1989 Employee Stock Benefit Plan as described under "Compensation Committee Report on Executive Compensation," Mr. Cray was issued 12,500 shares of the Company's Common Stock in each of 1993 and 1992, with a fair market value on the dates of issue of approximately $37,000 and $54,000, respectively. Mr. Willkom was issued 10,000 shares of the Company's Common Stock in each of 1994, 1993 and 1992, with a fair market value on the dates of issue of approximately $16,000, $30,000 and $44,000, respectively. Mr. Watts was issued 750 shares of the Company's Common Stock in 1994, with a fair market value on the date of issue of approximately $1,000, and 3,000 shares in each of 1993 and 1992, with a fair market value on the date of issue of approximately $9,000 and $14,000, respectively.

(B) Other annual compensation, including non-cash personal benefits given to executive officers during the fiscal year ended December 31, 1994, did not exceed in the aggregate the lesser of 10 percent of the total salary and bonus reported or $50,000 for any such executive officer.

(C) Includes stock options that were originally granted in 1992 and were repriced in 1993 and 1994. Also includes stock options that were originally granted in 1994 and also were repriced in 1994. There were no changes in exercise or expiration dates in connection with any of the repricings. See the tables "Option Grants in Last Fiscal Year" and "Compensation Committee Report on Executive Compensation - 10-Year Option Repricing."

(D) Mr. Breckenridge joined the Company as Executive Vice President, Marketing in March 1994. Mr. Skolout joined the Company in October 1992 as Vice President, Finance; Chief Financial Officer, Secretary and Treasurer.

(E) Mr. Cray is an independent contractor to the Company. Amounts reported in this table for Mr. Cray include amounts paid pursuant to his design and development with the Company (see "Compensation Committee Report on Executive Compensation" and "Certain Relationships and Related Party Transactions") and amounts paid to him as a non-employee director.

The following table sets forth the options granted by the Company to each of the named executive officers of the Company for the year ended December 31, 1994.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                             POTENTIAL REALIZABLE
                                                                                                               Value at Assumed
                                                                                                               Annual Rates of
                                                                                                                  Stock Price
                                                                                                               Appreciation for
                                               Individual Grants                                               Option Term (E, F)
                                       Number of        % of Total
                                       Securities        Options
                                       Underlying       Granted to       Exercise or
                                     Options Granted   Employees in      Base Price      Expiration
   Name                                (#) (A,B,C)      Fiscal Year       ($/Share)(D)     Date            5% ($)         10%($)

Terry A. Willkom
 - 1994 Grants repriced                    40,000         2.3%             1.19          03/09/01         18,000        41,000
 - 1992 Grants repriced                    40,000         2.3%             1.19          11/10/99         14,000        31,000
Charles W. Breckenridge
 - 1994 Grants repriced                   100,000         5.8%             1.19          03/09/01         45,000       104,000
William G. Skoulout
 - 1994 Grants repriced                    40,000         2.3%             1.19          03/09/01         18,000        41,000
 - 1992 Grants repriced                    40,000         2.3%             1.19          11/10/99         14,000        31,000
Howard R. Watts
 - 1992 Grants repriced                    30,000         1.7%             1.19          11/10/99         10,000        23,000

____________

(A) These options are exercisable starting 12 months after their original grant dates, with 25 percent of the option shares granted becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date from the date of grant. Options become immediately exercisable upon the first purchase in a tender offer acquisition of 20 percent or more of the Company's stock by a third party or approval of certain change of control transactions by the Board of Directors.
(B) Under the terms of the Company's 1989 Employee Benefit Stock Plan, the Compensation Committee retains discretion, subject to plan limits, to modify the terms of outstanding options and to reprice the options.
(C) The options were granted for a term of 7 years from the original grant dates of November 10, 1992 and March 9, 1994, subject to earlier termination in certain events related to termination of employment.
(D) The exercise price and tax withholding obligations related to exercise may be paid by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.
(E) The dollar amounts in these columns were calculated assuming 5% and 10% annual growth rates, as required by the rules of the Security and Exchange Commission. These rates are not intended to forecast future appreciation, if any, in the value of the Company's Common Stock. There can be no assurance that any appreciation in the Company's Common Stock will occur.

(F) The closing market price of the underlying shares on the dates of grant, November 10, 1992 and March 9, 1994 were $4.38 and $2.13, respectively. The stock option's exercise or base price was subsequently repriced at fair market value of the underlying shares on August 9, 1994 at $1.19. Potential realizable value was calculated based on the fair market value of the underlying shares at the date of repricing, $1.19.

   The following table sets forth the option exercises and year-end option values for each of the Company's named executive officers for the year ended December 31, 1994.


   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                Number Of
                                                                Securities                Value of Unexercised
                                                                Underlying                    In-the-Money
                                                                Unexercised                    Options at
                                                                Options at                       FY-End
                                                                FY-End (#)                        ($)

                                 Shares Acquired        Value
                                  on Exercise         Realized        Exercisable/             Exercisable/
      Name                            (#)               ($)           Unexercisable           Unexercisable
Seymour R. Cray                         0                 0                      0/0                0/0
Terry A. Willkom                        0                 0            20,000/60,000                0/0
Charles W. Breckenridge                 0                 0                0/100,000                0/0
William G. Skolout                      0                 0            20,000/60,000                0/0
Howard R. Watts                         0                 0            15,000/15,000                0/0

Compensation Of Directors

   Directors are paid an annual retainer of $16,000 and are reimbursed for their expenses. Directors are also eligible to receive stock options and/or grants under the Company's 1989 Employee Benefit Stock Plan (the "Benefit Stock Plan"). Directors who are employees of the Company do not receive any fee for their services as directors. There are currently no employees of the Company who are directors. No director was awarded stock options and/or grants in 1994.

   The Benefit Stock Plan provides a means for the Company, by granting Company stock or options to purchase stock to employees and directors of the Company and its subsidiaries to attract and retain persons of ability and motivate them to advance the interests of the Company and benefit its shareholders. Up to an aggregate of 3,700,000 shares of Common Stock can be granted as stock options or grants, of which up to 200,000 shares may be issued to directors, subject to adjustments for future stock splits, stock dividends and similar events. Stock options and grants are awarded by the Compensation Committee of the Board of Directors.

   Mr. Cray serves as an independent contractor to the Company under a Design and Development Agreement which does not require any specific working time commitment by Mr. Cray. The Design and Development Agreement, which is similar to his prior agreement with CRI from 1981 to 1989, and with the Company from 1989 to 1992, has a term expiring in June 1997. This agreement would terminate early in the event that the Company discontinues development funding for the CRAY-4 or for future systems or limits or terminates agreed-upon production for the CRAY-4 or for future systems. In such event, Mr. Cray retains the option to continue development and production of the project, subject, however, to prior consent by the Company's asset-based lender for so long as its loan agreement with the Company remains in effect. The agreement also terminates in the event Mr. Cray fails for any reason to continue a project, in which case the Company retains the right to fund and participate in additional projects pursued by him. However, the failure of Mr. Cray to provide services to the Company substantially similar to those he currently provides, other than such failure by reason of death, disability, sickness or injury would be an event of default under the Company's secured debt financing. Under the agreement, until the date of the Company's bankruptcy filing, Mr. Cray received an annual fee of $240,000, paid monthly, which is included in the Summary Compensation Table.

   The Company is reviewing the terms and conditions of the agreement with Mr. Cray to assess the ramifications of the bankruptcy filing.

Employment Contracts

   There was one employment contract between the Company and one executive officer, Seymour R. Cray. Mr. Cray currently serves as an independent contractor to the Company under a design and development agreement, as described in "Compensation of Directors."

            COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

To: The Board of Directors

   As members of the Compensation Committee (the "Committee"), it is our responsibility to review compensation levels of members of management, evaluate the performance of management, consider management succession and other related matters and administer the Company's various incentive plans, including the 1989 Employee Benefit Stock Plan (the "Benefit Stock Plan"), 1989 Qualified Stock Purchase Plan and Deferred Profit Sharing Plan. The Committee determines what it considers appropriate compensation based on the individual's performance and contribution, the financial status of the Company, competitive national compensation levels prevailing in the computer industry, competitive pressure for key personnel and Company objectives. Compensation has been and is expected to continue to be tax deductible.

Incentive Plans

   1989 Employee Benefit Stock Plan: The purpose of this plan is to provide a means for the Company, by granting Company stock or options to purchase stock to employees, executive officers, and directors of the Company and its subsidiaries, to attract and retain such persons of ability and motivate them to advance the interests of the Company and benefit its shareholders. Stock options and grants are awarded by the Compensation Committee of the Board of Directors subject to the terms of the plan. Up to an aggregate of 3,700,000 shares of Common Stock may be granted as stock options or grants, of which up to 200,000 shares may be issued to directors, subject to adjustments for future stock splits, stock dividends and similar events. The Compensation Committee considers the employee's contribution made to the Company's business and the amount of previous stock grants and/or stock option grants already awarded to an executive officer when awarding new stock options and/or grants. The Compensation Committee may amend outstanding stock option and grant agreements, subject to plan limitations.

   The Compensation Committee has periodically awarded stock options to certain eligible employees, including all executive officers except Seymour Cray, beginning on November 10, 1992. The price of the Company's Common Stock has dropped significantly since November 10, 1992. Because of this drop, the Compensation Committee felt that the options no longer provided substantial incentive to employees holding them and that it was in the best interest of the Company, and consistent with the objectives and terms of the 1989 Employee Benefit Stock Plan to reprice the stock options. The stock options of all employees were repriced on August 10, 1993 and August 9, 1994. In addition, the stock options held by T.A. Willkom and W.G. Skolout were repriced on March 9, 1994, and subsequently repriced on August 9, 1994. The original stock option exercise prices and each of the repriced exercise prices were set at the closing market price of the Company's Common Stock on the date of each transaction. The following table summarizes all stock option repricing since the inception of the 1989 Employee Benefit Stock Plan.

                                                                       10-YEAR OPTION REPRICINGS
                                                                                                                         Length of
                                                       Number of                                                          Original
                                                       Securities      Market Price       Exercise                      Option Term
                                                       Underlying      of Stock at        Price at                       Remaining
                                                        Options          Time of           Time of           New         at Date of
                                                      Repriced or      Repricing or     Repricing or      Exercise      Repricing or

Name                                    Date          Amended (#)      Amendment (      )$Amendment (     )$Price (     )$ Amendment

T.A. Willkom                              8/10/93          40,000              2.75              4.38          2.75        75 months

President and Chief                       3/09/94          40,000              2.13              2.75          2.13        68 months

 Operating Officer                        8/09/94          40,000              1.19              2.13          1.19        63 months

                                          8/09/94          40,000              1.19              2.13          1.19        79 months


C.W. Breckenridge                         8/09/94         100,000              1.19              2.13          1.19        79 months

Executive Vice President,
 Marketing

W.G. Skolout                              8/10/93          40,000              2.75              4.38          2.75        75 months

Chief Financial Officer,                  3/09/94          40,000              2.13              2.75          2.13        68 months

   Secretary and Treasurer                8/09/94          40,000              1.19              2.13          1.19        63 months

       8/09/94                                             40,000              1.19              2.13          1.19        79 months


H.R. Watts                                8/10/93          30,000              2.75              4.38          2.75        75 months

Vice President, Sales                     8/09/94          30,000              1.19              2.13          1.19        63 months

 and Marketing

1989 QUALIFIED STOCK PURCHASE INVESTMENT PLAN: The purpose of this plan is to facilitate capital accumulation by eligible employees in the form of the Company's Common Stock and thereby to provide employee identification with the commitment to the goals of the Company. Directors are not eligible for benefits under the Stock Purchase Plan. Executive officers and other eligible employees may contribute between 2 and 15 percent of their annualized base pay as of the first day of the current offering period.

DEFERRED PROFIT SHARING PLAN: All employees of the Company, including the named executive officers, who have reached age 21 and who have at least six months of service are eligible to participate in the program. Eligible employees may contribute through payroll deductions up to 15 percent of their eligible compensation. No matching contributions are made by the Company. All accounts are fully vested at all times. The Deferred Profit Sharing Plan is intended to meet the requirements of Section 401(k) of the Internal Revenue Code.

CEO Compensation


   Mr. Seymour R. Cray, Chairman of the Board and Chief Executive Officer, serves as an independent contractor pursuant to a design and development agreement (the "Agreement") with the Company. The Agreement, which is similar to his agreement with the Company from 1989 to 1992, has a term expiring in June 1997 and may be extended as additional projects are undertaken by Mr. Cray. The Company is reviewing the terms and conditions of the Agreement with Mr. Cray to assess the ramifications of the bankruptcy filing. Under the Agreement Mr. Cray's annual cash compensation was $240,000 per year from 1989 to 1994. In addition, Mr. Cray is paid $16,000 annually as a non-employee director of the Company and received beneficial payments of $17,200 in 1994 for letter of credit fees. Mr. Cray was appointed Chief Executive Officer in 1992 and his cash compensation was not adjusted for his additional Chief Executive duties.

   The basis for Mr. Cray's compensation is his experience in designing supercomputers, his duties to the Company under the design and development agreement and his duties and responsibilities as Chief Executive Officer. Mr. Cray is widely acknowledged to have played a leading role in the development of the supercomputer industry. Mr. Cray has devoted his full working time to the Company since its inception. Prior to the date of the Company's bankruptcy filing, Mr. Cray devoted most of his time to the design and development of the CRAY-4, CRAY-3/SSS and the balance of his time to his duties as Chief Executive Officer of the Company. He is a key contributor in the areas of design architecture, circuit design, packaging techniques and cooling technologies. The Company's future success would be materially and adversely affected if Mr. Cray's services become unavailable for any reason. His leadership and design expertise is critical to the Company.

Other Executive Compensation

   With respect to compensation for officers, other than Mr. Cray the Chief Executive Officer, the Committee's policy is to review compensation proposals from management, which are based upon a performance evaluation measuring past performance as well as defined expected future contributions. At the present time, the Company's officers receive compensation in the form of base salary and long-term incentive compensation through stock options, pursuant to the Benefit Stock Plan. In addition, the Company provides health, term life, and disability $insurance as long as the officer is actively employed. The officers, as well as substantially all full-time employees, are eligible to participate in the Company's Deferred Profit Sharing Plan under Section 401(k) of the Internal Revenue Code. The Company currently does not contribute to the Deferred Profit Sharing Plan.

   No bonuses have been paid to the Company's officers, except a bonus of $60,000 to Charles W. Breckenridge. The Compensation Committee does not expect to award future bonuses until the Company is profitable. The Committee reviews compensation annually, usually during the second quarter of the fiscal year. One member of the Committee, Mr. Cray, is the current Chief Executive Officer of the Company.

                                                    Compensation Committee

                                                    Thomas A. Longo
                                                    Seymour R. Cray
                                                    Jean-Louis Gassee

February 27, 1995
Colorado Springs, Colorado


          COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

   Mr. Seymour R. Cray, Chairman of the Board and Chief Executive Officer, is also a member of the Compensation Committee. Mr. Cray currently serves as an independent contractor to the Company under a design and development agreement which does not require any specific working time commitment by Mr. Cray. Mr. Cray did in fact work full time at the Company until the date of its bankruptcy filing. The agreement is scheduled to remain effective until June, 1997 and may be extended as additional projects are undertaken by Mr. Cray. Upon termination of the agreement and subject to approval by the lender of the Company's secured debt financing, Mr. Cray and the Company would have a royalty-free right to the results of the development work performed under the agreement. Until the date of the Company's bankruptcy filing, the Company provided all support personnel and operating funds for systems development and production under Mr. Cray's direction. Under the agreement, until the date of the Company's bankruptcy filing, Mr. Cray received a monthly payment of $20,000. Payments to Mr. Cray were approximately $240,000 in 1994. Mr. Cray also received a director fee of $16,000 in 1994 and beneficial payment of letter of credit fees of $17,200.

   The Company is reviewing the terms and conditions of the agreement with Mr. Cray to assess the ramifications of the bankruptcy filing.

                 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
                  OF COMPANY, INDUSTRY INDEX AND BROAD MARKET


- ----------------------------- FISCAL YEAR ENDING ------------------------------

COMPANY                      1989    1990     1991     1992     1993     1994
CRAY COMPUTER CP              100    119.35   200.00   100.00    64.52    26.61
INDUSTRY INDEX                100     98.72    96.20    75.49    84.85   110.23
BROAD MARKET                  100     81.12   104.14   105.16   126.14   132.44

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                             Principal Shareholder

   The following person is the only person known to the Company who on February 28, 1995, beneficially owned more than 5% of the Company's Common Stock, its only class of outstanding voting securities:

   Name And Address Of                Amount And Nature Of
     Beneficial Owner                Beneficial Ownership (1)   Percent of Class
    Seymour R. Cray                       3,670,268                   8.3%
    1110 Bayfield Drive
    Colorado Springs, CO 80906

_______________

(1)  Beneficial ownership results from sole voting and investment power.


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth information with respect to the shares of Common Stock which were beneficially owned by each director and executive officer of the Company and by all directors and executive officers as a group as of February 28, 1995, according to data furnished by the persons named.

                        SECURITY OWNERSHIP OF MANAGEMENT

                                                                    Amount And Nature Of
                                                                     Beneficial Common
 Beneficial Owner                                                    Stock Ownership (1)     Percent of Class
Seymour R. Cray.................................................              3,670,268              8.3%
Jean-Louis Gassee...............................................                260,000                *
Thomas A. Longo.................................................                 12,035                *
Terry A. Willkom................................................                123,441                *
Charles W. Breckenridge.........................................                120,336                *
William G. Skolout..............................................                 80,000                *
Howard R. Watts.................................................                 42,000                *
All directors and executive officers as a group                               4,308,080              9.8%

_______________
* Represents beneficial ownership of less than 1 percent of the outstanding Common Stock.

(1) Mr. Willkom's shares include 100 shares which are owned indirectly by him. Mr. Breckenridge's shares are owned jointly with his wife. Each of the named persons has sole voting and investment power for the other shares shown.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships And Related Party Transactions

   The Company is a party to a design and development agreement with Seymour R. Cray, Chairman of the Company's Board of Directors. Under the agreement Mr. Cray acts as an independent contractor for the Company to furnish development work. The agreement is scheduled to remain in effect until June 30, 1997 and may be extended upon mutual agreement as additional projects are undertaken by Mr. Cray. Subject to approval of the lender of the Company's secured debt financing, upon termination of the agreement, Mr. Cray and the Company would have a royalty-free right to the results of the development work performed under the agreement. The Company provides all support personnel and operating funds for systems development and production under Mr. Cray's direction. Under the agreement, until the date of the Company's bankruptcy filing, Mr. Cray currently received an annual fee of $240,000, paid monthly. Mr. Cray also received a director's fee of $16,000 in 1994.

Total related party expenses included in research and development expenses for the year ended December 31, 1994 are approximately $318,516. In the opinion of management, all related party purchases were at terms no less favorable than those obtainable in transactions with unaffiliated third parties.

                                    PART IV
                                    -------

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements
The following financial statements are incorporated by reference into Part II,
Item 8 of this Report:

                                                                           Pages in
                                                                          1994 Annual
                                                                           Report to
                                                                          Stockholders
                                                                          ------------

Independent Auditors' Report                                                      8

Statements of Operations cumulative from October 1983 (inception)
through December 31, 1994 and years ended December 31,
1994, 1993, and 1992.                                                             9

Balance Sheets, December 31, 1994 and 1993.                                      10

Statements of Cash Flows cumulative from October 1983 (inception)
through December 31, 1994 and years ended December 31,
1994, 1993, and 1992.                                                            11

Statement of Stockholders' Equity years ended
December 31, 1994, 1993, 1992, and 1991.                                         12

Notes to Financial Statements                                              13 to 21

Financial Statement Schedules

All schedules are omitted because they are not applicable or not required, or because the required information is included in the financial statements or notes thereto.

Exhibits                         Description
                                 -----------
     3.1* The Company's Restated Certificate of Incorporation as filed with the Delaware Secretary of State on February 27, 1995.

     3.2 The Company's Bylaws, as amended through August 10, 1993 (incorporated by reference to Exhibit 3.2 of Amendment No.
           1 to the Company's Form S-3 Registration Statement
           No. 33-67906, filed with the Commission on September 29, 1993).

     4.1 The Company's Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 26, 1989 (incorporated by reference to Exhibit 3.1 of this Form 10-K.

     4.2 The Company's Bylaws, as amended through August 10, 1993 (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company's Form S-3 Registration Statement No. 33-67906, filed with the Commission on September 29, 1993).

     4.3** The Cray Computer Corporation 1989 Employee Benefit Stock
           Plan (incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on January 30, 1990).

     4.4** Amendment No. 1 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the
           Commission on December 8, 1993).

     4.5** Amendment No. 2 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the
           Commission on December 8, 1993).

    4.6** Form of Incentive Stock Option Agreement utilized under the 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.7** Form of Nonstatutory Stock Option Agreement utilized under the 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.8** Form of Employee Stock Grant Agreement utilized under the 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.9** Form of Director Stock Grant Agreement utilized under the 1989 Employee Benefit Stock (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.10** Form of 1989 Employee Benefit Stock Plan Repricing Agreement
           (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

   4.11*** 1989 Qualified Stock Purchase Investment Plan (1995 Restatement).

    10.1** The Cray Computer Corporation 1989 Employee Benefit Stock Plan
           (incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on January 30, 1990).

 10.1(a)** Amendment No. 1 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

 10.1(b)** Amendment No. 2 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    10.2** 1989 Qualified Stock Purchase Investment Plan (incorporated by reference to Exhibit 4.11 of this Form 10-K.

     10.3 Distribution Agreement dated as of July 31, 1989, between Cray Research, Inc., and the Company (incorporated by reference to Exhibit
           10.1 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.4 License Agreement dated July 31, 1989, between Cray Research, Inc., and the Company (patents, technology, software) (incorporated by reference to Exhibit 10.3(a) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.5 Amendment to License Agreement dated October 24, 1989, between Cray Research, Inc., and the Company (incorporated by reference to Exhibit 10.3(b) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.6 License Agreement dated July 31, 1989, between Cray Research, Inc., and the Company (software) (incorporated by reference to Exhibit 10.4 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.7 Remarketing Agreement dated July 31, 1989, between Cray Research, Inc., and the Company (incorporated by reference to Exhibit 10.5 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

   10.8** Cray Computer Corporation Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.12 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.9 Assignment, Assumption Agreement and Consent dated September 21, 1989, among Cray Research, Inc., the Company and GigaBit Logic, Inc. (incorporated by reference to Exhibit 10.15(b) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.10 Research and Development Agreement and Consent dated as of November 20, 1985, between Performance Semiconductor Corporation and Cray Research, Inc. (incorporated by reference to Exhibit 10.16(a) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.11 Assignment, Assumption Agreement and Consent dated September 21, 1989, among Cray Research, Inc., the Company and Performance Semiconductor Corporation (incorporated by reference to Exhibit 10.16(b) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.12 Research and Development Agreement and Consent dated as of March 4, 1987, between Performance Semiconductor Corporation and Cray Research, Inc. (incorporated by reference to Exhibit 10.17(a) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.13 Asset Purchase Agreement dated as of March 1, 1990 between the Company and GigaBit Logic, Inc. (incorporated by reference to Exhibit
           2.1 of Item 7(c) to the Company's Current Report on Form 8-K dated March 1, 1990, filed with the Commission on March 16, 1990).

     10.14 Assignment and License Agreement between Cray Research, Inc., the Company, and Raychem Corporation dated effective November 2, 1989 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 3, filed with the Commission on May 14, 1991, Registration No. 33-34053).

     10.15 Cross License Agreement between Cray Research, Inc., the Company, and Raychem Corporation dated effective November 2, 1989 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 3, filed with the Commission on May 14, 1991, Registration No. 33-34053).

     10.16 AT&T Information Systems Inc., Software Agreement dated as of September 15, 1989 between the Company and AT&T Information Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on July 25, 1990, Registration No. 33-34053).

     10.17 License Agreement effective as of September 20, 1989, among the Company, Pacific-Sierra Research Corporation, and Typalogics (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on July 25, 1990, Registration No. 33-34053).

     10.18 Purchase Order B116827 between the Regents of the University of California and the Company dated as of December 8, 1990 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 filed with the Commission on June 25, 1991, Registration No. 33-41249).

     10.19 Technology License Agreement between GigaBit Logic, Inc., and the Company dated March 1, 1990 (incorporated by reference to Exhibit
           10.30 to the Company's Registration Statement on Form S-1 filed with the Commission on June 25, 1991, Registration No. 33-41249).

     10.20 Business Lease Agreement between R.V. Centennial Partnership and the Company dated as of September 22, 1989 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 filed with the Commission on June 25, 1991, Registration No. 33-41249).

     10.21 Letter from NERSC requesting the Company to provide an alternate system and to assign all rights, obligations, and responsibility for the delivery and installation of an alternate system to Cray Research, Inc., (incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated December 23, 1991, as filed with the Commission on December 23, 1991).

     10.22 Assignment of rights and obligations under Purchase Order B116827 between the Regents of the University of California and the Company dated as of December 8, 1990, as they apply to the delivery of Item 2 (Alternate) per Part III-C, to Cray Research, Inc., (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K dated December 31, 1991, as filed with the Commission on March 26,
           1992).

     10.23 Assignment Agreement between the Company, and Raychem Corporation dated effective October 17, 1991 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K dated December 31, 1991, as filed with the Commission on March 26, 1992).

  10.24** Design and Development Agreement between the Company and Seymour R. Cray dated effective December 1, 1992. This agreement will remain in effect until December 31, 1995 (incorporated by reference to Exhibit
           10.36 to the Company's Annual Report on Form 10-K dated December 31, 1992, as filed with the Commission on March 30, 1993).

     10.25 Equipment Loan Agreement between the Company and the University Corporation for Atmospheric Research dated effective February 18, 1993 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K dated December 31, 1992, as filed with the Commission on March 30, 1993).

 10.26(a) Amendment to Equipment Loan Agreement between the Company and the University Corporation for Atmospheric Research dated effective December 6, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K, dated December 31, 1993, as filed with the Commission on March 30, 1994).

     10.27 Form of Stock Purchase Agreement (incorporated by reference to
           Exhibit 10.38 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

  10.28** Stock Purchase Agreement between the Company and Seymour R. Cray dated effective June 11, 1993 (incorporated by reference to Exhibit
           10.29 to the Company's Annual Report on Form 10-K dated December 31, 1993, as filed with the Commission on March 30, 1994).

     10.29 Amendment No. 1 to the Design and Development Agreement (dated effective December 1, 1992) between the Company and Seymour R. Cray dated effective June 6, 1994 (incorporated by reference to Exhibit
           10.33 to the Company's Form 10-Q dated June 30, 1994, as filed with the Commission on August 12, 1994).

     10.30 Technology Rights Subordination Agreement between the Company and Seymour R. Cray for the benefit of Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit
           10.34 to the Company's Form 10-Q dated June 30, 1994, as filed with the Commission on August 12, 1994).

     10.31 Loan and Security Agreement between the Company and Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K dated June 15, 1994, as filed with the Commission on June 15,
           1994).

     10.32 Term Note by the Company in favor of Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit
           10.31 to the Company's Current Report on Form 8-K dated June 15, 1994, as filed with the Commission on June 15, 1994).

     10.33 Letter of Credit issued by The Chase Manhattan Bank, N.A. for the benefit of Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K dated June 15, 1994, as filed with the Commission on June 15, 1994).

     13.1* 1994 Annual Report to Stockholders

     23.1* Consent of KPMG Peat Marwick LLP.

     24.1* Power of Attorney (See Signature Page of this Annual Report on
           Form 10-K).

      27*  1994 Financial Data Schedule.

- --------------
*Filed herewith
**Management contract or compensatory plan or arrangement

Reports on Form 8-K

Reports on Form 8-K filed during the quarter ended December 31, 1994.

(1) A report on Form 8-K dated October 14, 1994 was filed by the Company which reported that on October 11, 1994, Cray Computer Corporation announced the completion of a $3,850,000 private placement of unregistered shares of its Common Stock to foreign institutional and private investors.

(2) A report on Form 8-K dated November 11, 1994 was filed by the Company which reported that on November 10, 1994, Cray Computer Corporation announced the introduction of the CRAY-4 supercomputer system.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 1995.


                                                  CRAY COMPUTER CORPORATION



                                                  By: /s/ William G. Skolout
                                                     -----------------------
                                                     William G. Skolout
                                                     Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

    Name                       Title                      Signature
    ----                       -----                      ---------

Seymour R. Cray          Chairman of the Board,        /s/ Seymour R. Cray
                         Director, and Chief           -------------------
                         Executive Officer (Principal  Seymour R. Cray
                         Executive Officer)            Chairman of the Board,
                                                       Director, and Chief
                                                       Executive Officer
                                                       (Principal Executive)


William G. Skolout       Vice President, Finance;      /s/ William G. Skolout
                         Chief Financial Officer,      ----------------------
                         Treasurer and Corporate       William G. Skolout
                         Secretary (Principal          Chief Financial Officer,
                         Financial Officer and         for himself and as
                         Principal Accounting Officer) Attorney-in-Fact for the
                                                       named Directors, who
                                                       constitute more than a
                                                       majority of the Directors
                                                       of the Company


Jean-Louis Gassee        Director

Thomas A. Longo          Director


Dated April 17, 1995

EXHIBIT INDEX

Exhibits filed as part of Annual Report to Form 10-K for fiscal year ended December 31, 1994.

Exhibits              Description                                          Page
- --------              -----------                                          ----
     3.1* The Company's Restated Certificate of Incorporation as filed with the Delaware Secretary of State on February 27, 1995.

     3.2 The Company's Bylaws, as amended through August 10, 1993 (incorporated by reference to Exhibit 3.2 of Amendment No.
           1 to the Company's Form S-3 Registration Statement
           No. 33-67906, filed with the Commission on September 29, 1993).

     4.1 The Company's Restated Certificate of Incorporation as filed with the Delaware Secretary of State on October 26, 1989 (incorporated by reference to Exhibit 3.1 of this Form 10-K.

     4.2 The Company's Bylaws, as amended through August 10, 1993 (incorporated by reference to Exhibit 3.2 of Amendment No. 1 to the Company's Form S-3 Registration Statement No. 33-67906, filed with the Commission on September 29, 1993).

     4.3** The Cray Computer Corporation 1989 Employee Benefit Stock
           Plan (incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on January 30, 1990).

     4.4** Amendment No. 1 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the
           Commission on December 8, 1993).

     4.5** Amendment No. 2 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the
           Commission on December 8, 1993).

    4.6** Form of Incentive Stock Option Agreement utilized under the 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 4.6 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.7** Form of Nonstatutory Stock Option Agreement utilized under the 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 4.7 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.8** Form of Employee Stock Grant Agreement utilized under the 1989 Employee Benefit Stock Plan (incorporated by reference to Exhibit 4.8 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.9** Form of Director Stock Grant Agreement utilized under the 1989 Employee Benefit Stock (incorporated by reference to Exhibit 4.9 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    4.10** Form of 1989 Employee Benefit Stock Plan Repricing Agreement
           (incorporated by reference to Exhibit 4.10 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

   4.11*** 1989 Qualified Stock Purchase Investment Plan (1995 Restatement).

    10.1** The Cray Computer Corporation 1989 Employee Benefit Stock Plan
           (incorporated by reference to Exhibit 4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on January 30, 1990).

 10.1(a)** Amendment No. 1 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

 10.1(b)** Amendment No. 2 to the Cray Computer Corporation 1989 Employee
           Benefit Stock Plan effective November 10, 1992 (incorporated by reference to Exhibit 4.5 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

    10.2** 1989 Qualified Stock Purchase Investment Plan (incorporated by reference to Exhibit 4.11 of this Form 10-K.

     10.3 Distribution Agreement dated as of July 31, 1989, between Cray Research, Inc., and the Company (incorporated by reference to Exhibit
           10.1 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.4 License Agreement dated July 31, 1989, between Cray Research, Inc., and the Company (patents, technology, software) (incorporated by reference to Exhibit 10.3(a) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.5 Amendment to License Agreement dated October 24, 1989, between Cray Research, Inc., and the Company (incorporated by reference to Exhibit 10.3(b) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.6 License Agreement dated July 31, 1989, between Cray Research, Inc., and the Company (software) (incorporated by reference to Exhibit 10.4 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.7 Remarketing Agreement dated July 31, 1989, between Cray Research, Inc., and the Company (incorporated by reference to Exhibit 10.5 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

   10.8** Cray Computer Corporation Deferred Profit Sharing Plan (incorporated by reference to Exhibit 10.12 of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.9 Assignment, Assumption Agreement and Consent dated September 21, 1989, among Cray Research, Inc., the Company and GigaBit Logic, Inc. (incorporated by reference to Exhibit 10.15(b) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.10 Research and Development Agreement and Consent dated as of November 20, 1985, between Performance Semiconductor Corporation and Cray Research, Inc. (incorporated by reference to Exhibit 10.16(a) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.11 Assignment, Assumption Agreement and Consent dated September 21, 1989, among Cray Research, Inc., the Company and Performance Semiconductor Corporation (incorporated by reference to Exhibit 10.16(b) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.12 Research and Development Agreement and Consent dated as of March 4, 1987, between Performance Semiconductor Corporation and Cray Research, Inc. (incorporated by reference to Exhibit 10.17(a) of Item 15(b) to the Company's Form 10, filed with the Commission on October 31, 1989, File No. 0-18072).

     10.13 Asset Purchase Agreement dated as of March 1, 1990 between the Company and GigaBit Logic, Inc. (incorporated by reference to Exhibit
           2.1 of Item 7(c) to the Company's Current Report on Form 8-K dated March 1, 1990, filed with the Commission on March 16, 1990).

     10.14 Assignment and License Agreement between Cray Research, Inc., the Company, and Raychem Corporation dated effective November 2, 1989 (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 3, filed with the Commission on May 14, 1991, Registration No. 33-34053).

     10.15 Cross License Agreement between Cray Research, Inc., the Company, and Raychem Corporation dated effective November 2, 1989 (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Post Effective Amendment No. 3, filed with the Commission on May 14, 1991, Registration No. 33-34053).

     10.16 AT&T Information Systems Inc., Software Agreement dated as of September 15, 1989 between the Company and AT&T Information Systems Inc. (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on July 25, 1990, Registration No. 33-34053).

     10.17 License Agreement effective as of September 20, 1989, among the Company, Pacific-Sierra Research Corporation, and Typalogics (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Amendment No. 3, filed with the Commission on July 25, 1990, Registration No. 33-34053).

     10.18 Purchase Order B116827 between the Regents of the University of California and the Company dated as of December 8, 1990 (incorporated by reference to Exhibit 10.29 to the Company's Registration Statement on Form S-1 filed with the Commission on June 25, 1991, Registration No. 33-41249).

     10.19 Technology License Agreement between GigaBit Logic, Inc., and the Company dated March 1, 1990 (incorporated by reference to Exhibit
           10.30 to the Company's Registration Statement on Form S-1 filed with the Commission on June 25, 1991, Registration No. 33-41249).

     10.20 Business Lease Agreement between R.V. Centennial Partnership and the Company dated as of September 22, 1989 (incorporated by reference to Exhibit 10.30 to the Company's Registration Statement on Form S-1 filed with the Commission on June 25, 1991, Registration No. 33-41249).

     10.21 Letter from NERSC requesting the Company to provide an alternate system and to assign all rights, obligations, and responsibility for the delivery and installation of an alternate system to Cray Research, Inc., (incorporated by reference to Exhibit 28.1 to the Company's Current Report on Form 8-K dated December 23, 1991, as filed with the Commission on December 23, 1991).

     10.22 Assignment of rights and obligations under Purchase Order B116827 between the Regents of the University of California and the Company dated as of December 8, 1990, as they apply to the delivery of Item 2 (Alternate) per Part III-C, to Cray Research, Inc., (incorporated by reference to Exhibit 10.33 to the Company's Annual Report on Form 10-K dated December 31, 1991, as filed with the Commission on March 26,
           1992).

     10.23 Assignment Agreement between the Company, and Raychem Corporation dated effective October 17, 1991 (incorporated by reference to Exhibit 10.34 to the Company's Annual Report on Form 10-K dated December 31, 1991, as filed with the Commission on March 26, 1992).

  10.24** Design and Development Agreement between the Company and Seymour R. Cray dated effective December 1, 1992. This agreement will remain in effect until December 31, 1995 (incorporated by reference to Exhibit
           10.36 to the Company's Annual Report on Form 10-K dated December 31, 1992, as filed with the Commission on March 30, 1993).

     10.25 Equipment Loan Agreement between the Company and the University Corporation for Atmospheric Research dated effective February 18, 1993 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K dated December 31, 1992, as filed with the Commission on March 30, 1993).

 10.26(a) Amendment to Equipment Loan Agreement between the Company and the University Corporation for Atmospheric Research dated effective December 6, 1993 (incorporated by reference to the Company's Annual Report on Form 10-K, dated December 31, 1993, as filed with the Commission on March 30, 1994).

     10.27 Form of Stock Purchase Agreement (incorporated by reference to
           Exhibit 10.38 of the Company's Registration Statement No. 33-33277 on Form S-8, filed with the Commission on December 8, 1993).

  10.28** Stock Purchase Agreement between the Company and Seymour R. Cray dated effective June 11, 1993 (incorporated by reference to Exhibit
           10.29 to the Company's Annual Report on Form 10-K dated December 31, 1993, as filed with the Commission on March 30, 1994).

     10.29 Amendment No. 1 to the Design and Development Agreement (dated effective December 1, 1992) between the Company and Seymour R. Cray dated effective June 6, 1994 (incorporated by reference to Exhibit
           10.33 to the Company's Form 10-Q dated June 30, 1994, as filed with the Commission on August 12, 1994).

     10.30 Technology Rights Subordination Agreement between the Company and Seymour R. Cray for the benefit of Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit
           10.34 to the Company's Form 10-Q dated June 30, 1994, as filed with the Commission on August 12, 1994).

     10.31 Loan and Security Agreement between the Company and Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit 10.30 to the Company's Current Report on Form 8-K dated June 15, 1994, as filed with the Commission on June 15,
           1994).

     10.32 Term Note by the Company in favor of Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit
           10.31 to the Company's Current Report on Form 8-K dated June 15, 1994, as filed with the Commission on June 15, 1994).

     10.33 Letter of Credit issued by The Chase Manhattan Bank, N.A. for the benefit of Congress Financial Corporation dated effective June 10, 1994 (incorporated by reference to Exhibit 10.32 to the Company's Current Report on Form 8-K dated June 15, 1994, as filed with the Commission on June 15, 1994).

     13.1* 1994 Annual Report to Stockholders

     23.1* Consent of KPMG Peat Marwick LLP.

     24.1* Power of Attorney (See Signature Page of this Annual Report on
           Form 10-K).

      27*  1994 Financial Data Schedule.

- --------------------
*Filed herewith
**Management contract or compensatory plan or arrangement