Form 10-Q
CRAY COMPUTER CORP
filed 1995-05-22
CIK 857101

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 1995
                                       or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from ___________ to ___________

Commission File Number: 0-18072
________________________________________________________________________________



                           CRAY COMPUTER CORPORATION
             (Exact name of registrant as specified in its charter)


          Delaware                               84-1120275
   (State of Incorporation)         (I.R.S Employer Identification Number)


     1110 Bayfield Drive, Colorado Springs, Colorado        80906
       (Address of principal executive offices)           (Zip Code)

________________________________________________________________________________

                        Telephone Number: (719) 579-6464
              (Registrant's telephone number, including area code)
________________________________________________________________________________

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes     X                   No
                  ------------               ------------


As of April 28, 1995, 46,464,987 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                           CRAY COMPUTER CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                     INDEX


PART I.  FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

                                                                            PAGE NO.
                                                                            --------
Statements of Operations (unaudited) cumulative from
October 1983 (inception) through March 31, 1995, and for the
three months ended March 31, 1995 and 1994.................................      3

Balance Sheets as of March 31, 1995 (unaudited), and December 31, 1994.....      4

Statements of Cash Flows (unaudited) cumulative from October 1983
(inception) through March 31, 1995, and for the three months ended
March 31, 1995 and 1994....................................................      5

Notes to Interim Financial Statements (unaudited)..........................      6

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS..............................     15

PART II.  OTHER INFORMATION

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............     23

 ITEM 5.  OTHER INFORMATION................................................     23

     None

 ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K.................................     23

     A)     Exhibits
            None

     B)     Reports on Form 8-K............................................     23

SIGNATURE..................................................................     24

                           CRAY COMPUTER CORPORATION
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



(In thousands, except per share data)
------------------------------------

                                              Cumulative from                     Three months
                                               October 1983                      ended March 31,
                                           (inception) through           -------------------------------
                                               March 31, 1995                  1995            1994
                                         ------------------------        ---------------  --------------
REVENUE
  Sales                                      $    12,760                          -                -
  Service fees                                     1,683                         90               80
  Development contract revenue                     2,524                        399                -
Other revenue                                         80                         24                -
                                         ------------------------        ---------------  --------------
                                                  17,047                        513               80
                                         ------------------------        ---------------  --------------

OPERATING COSTS AND EXPENSES
  Cost of  sales                                   7,686                          -                -
  Cost of services                                   641                          -               40

  Research and development
    Related parties                               41,169                         60               90
    Other                                        316,552                      7,571           10,788
                                         ------------------------        ----------------  -------------

  Total research and development                 357,721                      7,631           10,878

  Marketing                                        3,859                        362              173

  General and administrative                      18,775                        961              751
                                         ------------------------        -----------------  -------------
                                                 388,682                      8,954           11,842
                                         ------------------------        -----------------  -------------

OPERATING LOSS                                  (371,635)                    (8,441)         (11,762)

  Other income (deductions), net                     618                       (290)             314

  Litigation settlement expense                    1,000                          -                -
                                         -----------------------         -----------------  -------------

NET LOSS                                     $  (372,017)                    (8,731)         (11,448)
                                         -----------------------         ----------------  -------------
LOSS PER SHARE                                                             $  (0.20)        $  (0.30)
                                                                          ---------------  --------------
Weighted average number of
 shares outstanding                                                          44,424           37,875
                                                                          ---------------  --------------


            See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION
                             (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                  (UNAUDITED)

(In thousands, except share data)                     March 31,   December 31,
---------------------------------                       1995         1994
                                                     ----------  -------------
ASSETS
Current assets:
  Cash and cash equivalents                           $     478          2,372
  Accounts receivable                                       390            711
  Prepaid expenses                                        1,695          1,855
  Other current assets                                       19             15
                                                      ---------   ------------
     Total current assets                                 2,582          4,953
                                                      ---------   ------------

Property, plant and equipment                            78,503         78,392
Less accumulated depreciation and amortization           58,207         57,179
                                                      ---------   ------------
     Net property, plant and equipment                   20,296         21,213
                                                      ---------   ------------
  Other assets                                               12              -
TOTAL ASSETS                                          $  22,890         26,166
                                                      =========   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Post petition liabilities
  Accounts payable                                    $       -              -
  Accrued expenses                                            1              -

Liabilities not subject to compromise
  Bank borrowings, including note payable to bank        12,360          7,663
  Property taxes                                            664            502

Liabilities subject to compromise
  Accounts payable                                        4,323          2,392
  Accrued expenses                                          940          1,098
                                                      ---------   ------------

     Total current liabilities                           18,288         11,655
                                                      ---------   ------------

Long-term liability                                           -            360
Note payable to bank, long-term                               -          5,056

     Total liabilities                                   18,288         17,071
                                                      ---------   ------------

Stockholders' equity:
  Preferred stock of $.01 par value
     Authorized 20,000,000 shares                             -              -
  Common stock of $.01 par value
     Authorized 120,000,000 shares,
     issued and outstanding 46,464,987 and
     41,905,800 shares                                      465            419
  Additional paid-in capital                            253,379        249,187
                                                      ---------   ------------
                                                        253,844        249,606
                                                      ---------   ------------
  Deficit accumulated during the development
   stage                                               (372,017)      (363,286)
  Less accumulated deficit transferred to
   additional paid-in capital                           122,775        122,775
                                                      ---------   ------------
  Accumulated deficit since November 15, 1989          (249,242)      (240,511)
                                                      ---------   ------------
     Total stockholders' equity                           4,602          9,095
                                                      ---------   ------------
Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $  22,890         26,166
                                                      =========   ============

            See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)
-------------
                                          Cumulative from                  Three months ended
                                            October 1983                        March 31,
                                        (inception) through             -----------------------
                                           March 31, 1995                   1995        1994
                                       ---------------------            ----------  -----------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
Net loss                                    $ (372,017)                  (8,731)     (11,448)
Adjustments to reconcile net loss
  to net cash flows used by operations:
  Depreciation and amortization                 81,319                    1,028        1,516
  Loss on sale or retirement of
     property, plant and equipment               5,572                        -           42
Change in operating assets
 and liabilities:
     Accounts receivable                          (390)                     321          113
     Inventories                                 1,574                        -            -
     Spares, net                                  (641)                       -            -
     Prepaid expenses                             (356)                     160          480
     Accounts payable                            4,605                    2,433          157
     Accrued expenses                            1,103                     (497)        (247)
     Long-term liability                             -                     (360)          -
                                               --------                  ------      -------
Cash flows used by
 operating activities                         (279,231)                  (5,646)      (9,387)
                                               --------                  ------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments                       -                        -        8,806
Sale of long-term
 marketable securities                               -                        -            -
Purchase of property,
 plant and equipment                           (90,357)                    (111)      (1,065)
Proceeds from sale of
 property, plant and
 equipment                                       1,653                        -            -
Proceeds from matured
 lease deposits                                    987                        -            -
Increase in other assets                        (2,121)                     (16)         (15)
                                              ---------                  ------      -------
Cash flows provided by (used in)
 investing activities                          (89,838)                    (127)       7,726
                                              ---------                  ------      -------

CASH FLOWS FROM FINANCING
 ACTIVITIES:
Advances from Cray
 Research, Inc., net                           160,336                        -            -
Proceeds from the issuance
 of common stock                                98,538                    4,238          359
Proceeds from note
 receivable from Cray
  Research, Inc.                                98,640                        -            -
Proceeds from sale and
 leaseback transactions                          3,874                        -            -
Proceeds from bank
 borrowings                                      5,860                     (359)           -
Proceeds from issuance of
 note payable to bank                            6,500                        -            -
Principal payments on
 capital leases                                 (4,201)                       -           (5)
                                              --------                   ------      -------
Cash flows provided by
 financing activities                          369,547                    3,879          354
                                              --------                   ------      -------

Increase (decrease) in
 cash and cash equivalents                         478                   (1,894)      (1,307)
Cash and cash equivalents
 at beginning of period                              -                    2,372        4,691
                                              --------                  -------       ------

CASH AND CASH EQUIVALENTS
 AT END OF PERIOD                           $      478                      478        3,384
                                              ========                  ========      ======

Non cash investing and
 investing activities:
  Net transfers of
   property, plant and
   equipment from Cray Research,
      Inc. at net book value                $    3,723                        -            -
  Acquisition of equipment
   and process technology
    from GigaBit Logic,
     Inc., fair market
     value                                  $   10,854                        -        -
          Consideration                        (10,328)                       -        -
                                              --------                   -------   ------
          Liabilities
           assumed                          $      526                        -        -
                                              ========                   =======   ======

            See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION

                             (DEBTOR IN POSSESSION)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  (UNAUDITED)

(1) Bankruptcy Filing and Basis of Financial Statement Presentation
    ---------------------------------------------------------------

The accompanying financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. The Company's recurring losses, continued utilization of cash flows by operating activities, working capital deficit at March 31, 1995, and the Bankruptcy filing on March 24, 1995 raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The results of operations and cash flows for the three months ended March 31, 1995, are not necessarily indicative of results to be expected for the entire year.

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement of up to $25 million of Common Stock with foreign and United States institutional investors, and the Company ceased to have liquid assets which would allow it to continue in operations. The Company's existing directors and officers have remained in possession of the assets and business of the Company but are subject to the supervision and orders of the Court. The Company has terminated most of its employees and stopped work on its supercomputer systems.

The terms of the Company's secured debt financing provided for certain events of default. The filing of Bankruptcy is stated to be an event of default. No additional debt financing is currently available under the secured line of credit and under the terms of the debt agreement repayment of such debt is required. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court.

In accordance with the Bankruptcy Code, the Company can seek court approval for the rejection of executory contracts, including real property leases, its Design and Development Agreement with Seymour R. Cray, and the development contract with the National Security Agency. Any such rejection may give rise to a prepetition unsecured claim for breach of contract.

As of the petition date, payment of liabilities to unsecured creditors, including trade unsecured creditors and secured noteholders, are stayed while the Company is a Debtor in Possession.

Depending on the ultimate outcome of the Company's bankruptcy proceeding, the Company's ability to utilize its Federal income tax net operating loss and research and development credit carryforwards may be further restricted or eliminated.

As a result of the bankruptcy proceedings, the Company may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the accompanying financial statements, including the amounts recorded for prepaid expenses and net property, plant, and equipment. Further, a plan of reorganization could materially change the amounts currently recorded in the accompanying financial statements. The accompanying financial statements do not give effect to any adjustments to the carrying value of assets or amounts. All liabilities are classified as current liabilities. However, as a result of the bankruptcy filing the timing of repayment is uncertain.

The Company believes that the accompanying financial statements follow the reporting recommendations of Statement of Position 90-7, Financial Reporting by
                                                         ----------------------
Entities in Reorganization Under the Bankruptcy Code.
----------------------------------------------------

See Notes 3, 5, 7, 9 and 10 for matters that are or may be significantly impacted by the bankruptcy filing.

Cray Research, Inc., (CRI) distributed 90 percent of the then outstanding shares of Cray Computer Corporation (the "Company") to its shareholders on November 19, 1989. By December 31, 1992, CRI had sold the remaining common shares of the Company which it had owned. The accompanying financial statements include the historical basis accounts of the Company while operating as a division of CRI and as a separate company. These accounts do not include general unallocated corporate expenses of CRI while the Company operated as a division of CRI. Advances made by CRI to the Company through November 15, 1989 were transferred to additional paid-in capital and the Company's accumulated deficit from October 1983 (inception) through November 15, 1989 was offset against additional paid-in capital.

The Company is a development stage enterprise, having devoted substantially all of its efforts from inception through March 24, 1995 to activities related to the design and development of the CRAY-3, CRAY-3/Super Scalable System (SSS), and CRAY-4 supercomputer systems. Such activities have included research and development; raising capital; acquiring and constructing property, plant and equipment; recruiting and training personnel; establishing sources of supply; and developing potential markets. The Company has had no orders for or revenues from the sale of its products. The Company will remain a development stage enterprise until significant revenues are derived from the sale of its supercomputer systems if the Company were to reorganize.

These condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. There were no business combinations or dispositions in the first three months of 1995.

(2) Common Stock and Warrants
    -------------------------

On January 25, 1995, the Company completed a sale of 1,100,000 shares of its unregistered Common Stock to foreign institutional investors and 1,165,501 shares of its unregistered Common Stock to Seymour R. Cray, Chairman of the Board and Chief Executive Officer (net proceeds of approximately $2,145,000). The sale of shares to the foreign institutional investors was exempt from the registration requirements of the Securities Act (the "Securities Act") of 1933, as amended pursuant to Regulation S. The sale of shares to Mr. Cray was exempt from registration requirements of the Securities Act pursuant to Regulation D.

On February 27, 1995, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, $0.01 par value, from 60,000,000 to 120,000,000 shares in order to have sufficient authorized unissued shares to permit substantial additional equity financing. The Company had approximately 72 million authorized shares of Common Stock remaining available for future issuance at March 31, 1995.

On February 27, 1995, the Company completed a sale of 2,100,000 shares of its unregistered Common Stock to a foreign institutional investor (net proceeds of approximately $1,764,000). This sale of shares was exempt from the registration requirements of the Securities Act pursuant to Regulation S.

(3) Related Party Transactions
    --------------------------

Below is a table which sets forth the related party transactions included in research and development expenses for the periods indicated.

(In thousands)                             Three months ended
                                                March 31,
                                         ------------------------
                                             1995        1994
                                         -----------  -----------
Performance Semiconductor Corporation    $     -            14
Seymour R. Cray                               60            76
                                            ----          ----
                                         $    60            90
                                            ====          ====

Performance Semiconductor Corporation (PSC) supplied the Company with 4 Kilobit and 256 Kilobit Static Random Access Memory (SRAM) circuits until August 1993. The $14,000 reported above for 1994 represents the cost of SRAM circuits that were used in the research and development process and expensed in 1994. The circuits were previously classified as prepaid expenses.

In November 1991, the Company entered into an agreement with PSC to design and develop a specialized one-megabit memory circuit. Under the terms of the agreement, the Company would pay development fees of approximately $1,025,000 to PSC beginning in November 1991. The Company paid $925,000 to PSC under this agreement during 1992. No payments were made under the agreement in 1994, 1993 and 1991. The Company had the right, in its sole discretion, to cancel the remaining payment(s) under the agreement if it was determined that adequate progress was not or could not be made. The Company notified PSC that the agreement was cancelled because adequate progress was not made on the part of PSC, and no additional payments will be made.

PSC declared Chapter 11 Bankruptcy in January 1994. The Company received Chapter 11 Notice of Final Hearing on Debtor's Motion for Approval of Stipulation for Use of Cash Collateral dated January 5, 1994 from the United States Bankruptcy Court, Northern District of California. All outstanding purchase orders between the Company and PSC had been fulfilled or cancelled prior to January 1994.

Seymour R. Cray, Chairman of the Board and Chief Executive Officer, serves as an independent contractor to the Company under a Design and Development Agreement (the "Agreement") which does not require any specific working time commitment by Mr. Cray. The Design and Development Agreement, which is similar to his prior agreement with CRI from 1981 to 1989, and with the Company from 1989 to 1992, has a term expiring in June 1997. This Agreement would terminate early in the event that the Company discontinues development funding for the CRAY-4 or for future systems or limits or terminates agreed-upon production for the CRAY-4 or for future systems. In such event, Mr. Cray retains the option to continue development and production of the project, subject, however, to prior consent by the Company's asset-based lender for as long as its loan agreement with the Company remains in effect. No "agreed-upon production" of the CRAY-4 has been established because the CRAY-4 is still in the development stage. The Agreement also terminates in the event Mr. Cray fails for any reason to continue a project, in which case the Company retains the right to fund and participate in additional projects pursued by him. Subject to prior consent by the Company's asset-based lender, Mr. Cray could terminate his participation in the development of the CRAY-4 at any time and would have the right to use independently the technology relating thereto and to compete with the Company.

The Company is reviewing the terms and conditions of the Agreement with Mr. Cray to assess the ramifications of the bankruptcy filing.

(4) Loss Per Common Share
    ---------------------

Loss per common share has been computed based upon the weighted average number of common shares outstanding. Common stock equivalents are not included in the computation because their effect would be anti-dilutive.

(5) Stock Plans
    -----------

1989 Employee Benefit Stock Plan: The purpose of this plan is to provide a means for the Company, by granting Company stock or options to purchase stock to eligible employees and directors of the Company and its subsidiaries, to attract and retain persons of ability and motivate them to advance the interests of the Company and benefit its stockholders. Stock options and grants are awarded by the Compensation Committee of the Board of Directors. Under the plan, 3,700,000 shares of the Company's Common Stock may be issued, of which 200,000 shares may be issued to the Company's directors. Under the terms of the plan, the option price (in the case of stock options) is equal to the fair market value on the date of grant or, if repriced, on the date of option repricing. Options may be exercised at a rate of 25 percent annually, beginning one year from the date of grant, and terminate seven years from the date of grant.

In the case of stock grants, the vesting terms vary. However, in most cases the employee or director becomes vested 25 percent one year after the date of grant and then 6.25 percent every three months thereafter. The value of grants on the date awarded, net of the value related to grants subsequently cancelled, is amortized on a progressive method to the statement of operations over the four years during which the grants become vested. There was no unamortized deferred compensation expense related to stock grants or outstanding stock grants at December 31, 1994. No stock options were awarded in the first quarter of 1995.

1989 Qualified Stock Purchase Investment Plan: The purpose of this plan is to facilitate capital accumulation by eligible employees in the form of the Company's Common Stock and thereby to provide employee identification with the commitment to the goals of the Company. Under the original plan, up to 500,000 shares of Common Stock could be issued. At the Annual Meeting of Shareholders held on May 10, 1994, shareholders approved an amendment to the original plan adding 1,000,000 shares for issuance under the plan bringing the total to 1,500,000 shares. The Company has registered the 1,500,000 shares with the Securities and Exchange Commission. Eligible employees may designate from 2 to 15 percent of their earnings to be withheld through payroll deductions for the purchase of Common Stock at 85 percent of the lower of the market price on the first or the last day of the offering period. Directors are not eligible to participate. Participant elections resulted in the issuance of 193,686 shares at a per share price of $0.93 for the offering period ended February 28, 1995.

The Company is reviewing the terms and conditions of the stock plans to assess the ramifications of the bankruptcy filing.

(6) Statement of Stockholders' Equity
    ---------------------------------

(In thousands)
                                                       Additional
                                               Common   Paid-in    Accumulated
                                               Stock    Capital      Deficit
                                               ------  ----------  ------------
Balance at December 31, 1994                   $  419     249,187     (240,511)
Issuance of common stock @ $0.93 (avg),
 net                                               44      4,014
Shares issued for purchases under the
   1989 Qualified Stock Purchase
   Investment Plan                                  2         178
Net loss                                            -           -       (8,731)
                                               ------  ----------  -----------

Balance at March 31, 1995                      $  465     253,379     (249,242)
                                               ======  ==========  ===========

(7) Income Taxes
    ------------

The Financial Accounting Standards Board has issued the Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date.

Effective January 1, 1993, the Company adopted SFAS 109. There was no effect on the financial statements as a result of this change in accounting for income taxes.

At March 31, 1995, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $230,000,000 which it believes may be available to offset future taxable income, if any, through 2009. The Company also has a research and development tax credit carryforward for Federal income tax purposes of approximately $14,000,000 which it believes will be available to offset future Federal income taxes, if any, through 2009. The use of these carryforwards would be severely limited by the terms of Section 382 of the Internal Revenue Code if there is an "ownership change" as defined by Section 382.

Depending on the ultimate outcome of the Company's bankruptcy proceeding, the Company's ability to utilize its Federal income tax net operating loss and research and development credit carryforwards may be further restricted or eliminated.

(8) Accounts Receivable
    -------------------

In August 1994, the Company and the National Security Agency (NSA) entered into a cost sharing development contract for the Company to produce a CRAY-3/SSS. Under the terms of the contract, the Company may be paid up to $4,200,000 for development costs, and the Government will provide approximately $400,000 in software consulting services. As of March 31, 1995, the Company had cumulatively invoiced NSA approximately $2,524,000 pursuant to the terms of the joint development contract and had related outstanding accounts receivable of approximately $268,000. The Company's asset based lender asserts a security interest in the outstanding accounts receivable. The Company has requested that the United States Bankruptcy Court for the District of Colorado provide an order authorizing the Company the use of cash collateral. The motion is scheduled for a hearing in bankruptcy court on May 23, 1995. Development costs incurred by the Company are charged to research and development expense.

(9) Licensing Agreement
    -------------------

In June 1993, the Company entered into a systems distributorship and license agreement with Advanced Visual Systems, Inc. (AVS). The agreement grants the Company a license to use AVS software and AVS documentation internally to make distributor versions of AVS software. The agreement also grants the Company a license to sublicense distributor versions of AVS software. The agreement expires after three years and can be automatically renewed on a year-to-year basis. The Company has the right to cancel the agreement upon 90 days written notice to AVS. Under the terms of the license agreement a one-time, nonrefundable licensing fee of $300,000 was incurred by the Company. The Company paid $50,000 of this fee upon the execution of the agreement with the remaining amount of $250,000 due in 1996. The total license fee of $300,000 was charged to research and development expense in 1993.

The Company is reviewing the terms and conditions of the licensing agreement with AVS to assess the ramifications of the bankruptcy filing.

(10) Bank Borrowings
     ---------------

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from a lender. The commitment is comprised of a $6.5 million term loan and an $11.0 million revolving line of credit. The commitment is secured by a senior security interest in all the assets of the Company. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. The Company received the funds from the $6.5 million term loan upon closing of the transaction in June 1994. As of March 31, 1995, the Company had borrowed $5.9 million of the revolving line of credit, for a total amount of $12.4 million borrowed against the available line of credit of $17.5 million. The Company could have borrowed the remaining amount of the available revolving line of credit ($5.1 million) only by providing additional collateral in the form of standby letter(s) of credit (up to $4.0 million) and/or 70 percent of eligible accounts receivable (up to $1.1 million). The revolving line of credit is for a term of three years from June 10, 1994 and from year to year thereafter, unless sooner terminated pursuant to the terms of the Loan and Security Agreement.

All loans under the revolving line of credit are subject to the lender's continuing right to establish lending reserves. These reserves, if imposed, could have reduced the amount of revolving line of credit loans which otherwise would have been available to the Company under the lending formulas.

The $6.5 million term loan has a five-year term under which the Company made interest only payments from June 1994 through December 1994. Principal plus interest payments commenced in January 1995. Annual maturities on the term loan are as follows: 1995 through 1998 - $1,444,440, 1999 - $722,240.

The terms of the Company's secured debt financing provide for certain stated events of default, which include, among other things, (i) failure to perform or meet certain covenants, such as maintaining a minimum working capital and net worth, as defined by the agreement, (ii) any change in the controlling ownership of the Company, (iii) the failure of Seymour R. Cray to provide services to the Company substantially similar to those he currently provides, other than such failure by reason of death, disability, sickness, or injury, (iv) any material adverse change in the Company's business, assets, or prospects and (v) the filing of bankruptcy. If the Company were to default under the financing, the lender may take possession of the Company's assets, charge higher interest rates on the outstanding debt, demand immediate repayment of all obligations and/or take other actions as specified in the loan agreement.

On April 24, 1995 the secured lender, as a result of the bankruptcy filing, called on the standby letters of credit (totalling $6 million) issued in their favor by Mr. Cray which reduces the amount owed by the Company on its line of credit to the secured lender. The Company now has an unsecured liability to Mr. Cray for an approximate amount of $6 million.

See Note 1 - Bankruptcy Filing and Basis of Financial Statement Presentation.

The filing of bankruptcy is stated in the loan agreement to be an event of default.

The term loan and the revolving line of credit bear interest at prime (as publicly announced by Philadelphia National Bank from time to time) plus 2 1/2 percent and prime plus 1 1/2 percent, respectively. The Company must also pay a service fee of $50,000 for each year the loan agreement is effective and certain other fees.

Per the terms of the Loan and Security Agreement between the Company and Congress Financial Corporation, the Company must pay a success fee of $175,000 on June 10, 1997 or, if sooner, upon termination of the loan. The success fee owed is recorded as a current liability at March 31, 1995.

(12) Commitments and Contingencies
     -----------------------------

The Securities and Exchange Commission (the "Commission") has issued a formal order for a non-public investigation relating to trading in the Common Stock of the Company during the period from September 1, 1990 through January 31, 1992, which is the approximate period during which the Company was negotiating or had in effect a purchase order for a 16-processor CRAY-3 supercomputer system from the National Energy Research Supercomputer Center (NERSC) at Lawrence Livermore National Laboratory. The announced loss of this purchase order in December 1991 caused a major drop in the market price of the Company's Common Stock. The formal order states that the Commission staff has information tending to show that during the period under investigation certain individuals and entities may have traded stock of the Company while in possession of material non-public information and that the Company and others may have made false and misleading statements in filings with the Commission or in other public documents concerning this purchase order or the progress of development of the CRAY-3, which allegations, if true, would result in possible violation of Section 17 (a) of the Securities Act of 1933 and Sections 10 (b) and 13 (a) of the Securities Exchange Act of 1934. The staff of the Central Regional Office of the Commission has notified the Company of its intention to recommend that the Commission seek permanent injunctions and civil penalties against the Company, Seymour R. Cray and a former officer of the Company for alleged violations of these Sections and to seek similar relief against Terry Willkom, the President of the Company, under two of them. The staff of the Central Regional Office has informed the Company and the corporate officers that they may file a written statement ("Wells Submission") to the Commission setting forth their positions and arguments concerning the proposed recommendation, and such a statement was filed with the Central Regional Office on February 15, 1995. The staff has also indicated its willingness to consider a proposed compromise resolution of the issues. Management of the Company is actively seeking to resolve these matters and does not believe that the investigation has uncovered violations by the Company or any of its officers and directors of any of the cited provisions of law or that the investigation will result in a material adverse effect on the business, operating results, or financial position of the Company. However, the Company cannot predict whether a prompt resolution will be reached or what the ultimate outcome of the investigation will be.

The Company entered into two investment agreements with a foreign investor on January 11, 1995, pursuant to which two blocks of 2,500,000 shares each would be issued at a 25 percent discount from the average market price of the Common Stock during two separate valuation periods. A provisional closing on the first of these transactions involving 2,500,000 shares was scheduled to occur no later than January 13, 1995. The Company did not receive timely payment in compliance with the written terms of the first agreement, even with an oral extension of the first closing deadline. The Company immediately notified the investor of its breach of the agreement and declared both of the investment agreements terminated. The investor has asserted that it attempted to wire timely payment within the orally extended deadline, but was prevented from completing the transfer through the fault of the Company's bank. The management of the Company has consulted with its bank and believes the payment terms were not met. Although the dispute remains unresolved, the Company's management believes that no timely payment was made within either the written or the orally extended deadline and that the investment agreements are no longer in effect. However, if such shares were issued, such issuance could result in possible dilution of the percentage interest in the Company represented by outstanding shares of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the historical results of operations and financial condition of Cray Computer Corporation. This discussion should be read in conjunction with the discussions and historical financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994 and the historical financial statements and notes thereto included elsewhere in this Form 10-Q.

OVERVIEW

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement financing of up to $25 million of Common Stock with foreign and United States institutional investors and the Company ceased to have sufficient liquid assets which would allow it to continue in operation. The Company terminated most of its employees and stopped work on its supercomputer systems on March 24, 1995. The Company's existing directors and officers have remained in possession of the assets and business of the Company, but are subject to the supervision and orders of the Court. The Company believes it is complying with the reporting requirements and operating guidelines for debtors-in-possession under Chapter 11 proceedings.

Under Chapter 11 the Company may attempt to reorganize, enabling it to resume operations, or it may dispose of assets followed by distribution of the amount realized to creditors and, if any excess remains, to shareholders of the Company. If the assets of the Company are disposed of, that disposition may be accomplished by the management of the Company as Debtor-in-Possession or by an appointed trustee following conversion of the Chapter 11 proceeding to a liquidation under Chapter 7 of the United States Bankruptcy Code.

Also, under Chapter 11, the Company as Debtor-in-Possession, has the exclusive right to file a plan during the 120 days from the initial bankruptcy filing date. This plan may be to either reorganize or to liquidate the Companys assets. This 120 day exclusive period ends by approximately July 21, 1995 and the Company currently anticipates filing its plan no later than that date.

Management of the Company has commenced discussions with potential strategic partners which may result in the resumption of the Company's operation, either by the Company or a different entity. Management of the Company does not know as of the date of this Report whether such discussions will result in a plan of reorganization permitting the Company to resume its operations. Management intends to resolve, as soon as possible, whether a plan of reorganization is feasible. If such a plan does prove feasible, it will be presented for approval, as required, to interested parties including the Bankruptcy Court by approximately July 21, 1995, subject to possible extension.

The development of a new generation of high performance supercomputers is lengthy and a technically challenging process that requires substantial amounts of capital and talented personnel. The amount of capital required to reorganize and the fact that the Company has terminated most of its employees and may not be able to rehire or find suitable replacements will be a major concern to any potential strategic corporate partner and thus to the Companys ability to reorganize.

The Company, a development stage enterprise, had a net loss for the three months ended March 31, 1995 of $8.7 million. The Company had accumulated losses of approximately $372 million from its inception through March 31, 1995. Approximately $123 million of its cumulative deficit was incurred while the Company was a division or wholly owned subsidiary of Cray Research, Inc. (CRI). Substantially all of the Company's funding since its incorporation in 1989 has come from CRI ($98,640,000) between October 1989 and October 1991, the sale of a CRAY-2 supercomputer ($12,760,000) in December 1990, a public stock offering (net proceeds of approximately $61,088,000) in July 1991, ongoing maintenance revenues ($1,683,000) on the CRAY-2 supercomputer, a sale of shares of Common Stock to institutional and private investors (net proceeds of approximately $27,805,000) in June 1993, loan proceeds ($12,719,000), contract revenue ($2,524,000) on the cost sharing development contract with the National Security Agency (NSA) entered into in August 1994, sales of shares of Common Stock to private and foreign institutional investors (net proceeds of approximately $3,822,000) in the fourth quarter of 1994, and sales of shares of Common Stock to Seymour R. Cray, Chairman of the Board and Chief Executive Officer (1,165,501 shares) and to foreign institutional investors (3,200,000 shares) in the first quarter of 1995 (aggregate net proceeds of approximately $3,909,000).

Until the date of its bankruptcy filing, the Company was engaged in the design, development, manufacture and marketing of the CRAY-3/Super Scalable System (SSS) and CRAY-4 high-performance computer system and the marketing of the CRAY-3 supercomputer system. The CRAY-3 and CRAY-4 are modular upgradeable general purpose supercomputers designed to provide balanced, high-performance computing for many types of scientific and engineering applications. The Company was addressing the high-performance, large-scale scientific and engineering segment of the supercomputer market. The number of potential customers in this market is and always has been limited. The market for supercomputers has been characterized by continuing advancement of technology and the development of increasingly sophisticated and powerful systems which render existing systems obsolete within a few years.

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

On August 17, 1994, the Company entered into a joint development contract with the National Security Agency (NSA), to produce a CRAY-3/SSS offering vector parallel processing, scalable parallel processing, and the combination of both. Under the NSA contract, the Company received revenues from NSA for a portion of the Company's costs of developing the system. The CRAY-3/SSS is designed to utilize a CRAY-3 and a large number of Processor-In-Memory (PIM) chips developed by the Supercomputing Research Center of the Institute for Defense Analyses and manufactured by National Semiconductor Corporation. The system was to consist of a dual processor 256 million word CRAY-3, and an array of 512,000 single bit processors, 128 million byte Single Instruction Multiple Data (SIMD) array. The Company successfully completed the first of a number of major tasks required under the development contract which consisted of the successful test and demonstration of an array of 256,000 single bit processors packaged using the Company's multi-chip-module technology. Upon filing of bankruptcy, the Company stopped work on the CRAY-3/SSS. The Company is reviewing the terms and conditions of the development contract to assess the ramifications of the bankruptcy filing.

Significant technical progress was made during 1994 and first quarter 1995 on the CRAY-4, which takes advantage of technologies and manufacturing processes developed during the design and manufacture of the CRAY-3. The Company announced introduction of the CRAY-4 to the market on November 10, 1994. Several single processor CRAY-4 prototype systems, each with 64 megawords of memory, were undergoing diagnostic testing prior to the Company filing for bankruptcy. The Company began testing individual CRAY-4 modules at the start of 1994 and planned to be able to deliver a 4-processor CRAY-4 prototype system by approximately the end of the second quarter of 1995. Upon filing of bankruptcy, the Company stopped work on the CRAY-4.

Following expiration of certain restrictions in its license agreements from CRI on July 31, 1994, the Company began to engage in discussions with potential strategic partners. Any such partnership could include joint manufacturing and/or marketing activities, a commitment to provide funding to the Company in exchange for an interest in the Company's technology (which may include the licensing of hardware, software, know-how, patents, or marketing rights to certain products or technology), an equity or debt investment, or any combination of the above. The Company is continuing its efforts to secure a corporate strategic partnership. Any such relationship would require approval of the Court and possibly the Company's lender under its secured debt financing agreement. Although these discussions are continuing while in bankruptcy, no agreements are currently pending. As of the date of this report no partnership discussions have progressed beyond the preliminary stage and there can be no assurance that a strategic partnership will be consummated, or if consummated, on terms that are favorable to the Company.

On February 27, 1995, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, $0.01 par value, from 60,000,000 to 120,000,000 shares in order to have sufficient authorized unissued shares to permit additional equity financing.

As of the date of this report, the Company's Common Stock is listed and trading on the NASDAQ Stock Market--National Market. NASDAQ By-Laws state that "should an issuer file under any of the sections of the Bankruptcy Act or announce that liquidation has been authorized by its Board of Directors and that it is committed to proceed, the Association may suspend or terminate the issuers securities unless it is determined that the public interest and the protection of investors would be served by continued designation." Again, the Company has filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. No liquidation has been authorized by the Company's Board of Directors, as of the date of this report, and Management has submitted information to the NASDAQ Stock Market supporting its position that the Company's Common Stock should continue to be listed. There can be no assurance that the Company's Common Stock will continue to be listed on the NASDAQ National Market or the NASDAQ SmallCap Market.

BANKRUPTCY STATUS

The Company believes it is complying with the reporting requirements and operating guidelines for Debtors-in-Possession under Chapter 11 proceedings. Management is having discussions with its secured lender and with the official Unsecured Creditors Committee regarding the possibility of the Company securing a strategic partner and reorganizing or if this is not feasible, the disposition of its assets. If the assets of the Company are disposed of, that disposition may be accomplished by the management of the Company as Debtor-in-Possession or by an appointed trustee following conversion of the Chapter 11 proceeding to a liquidation under Chapter 7 of the United States Bankruptcy Code.

On May 5, 1995 the Company filed a motion for Bankruptcy Court authorization to use cash collateral consisting of the proceeds of the accounts receivable from the Companys Development Contract with the National Security Agency ($268,000). The collection and use of this cash is critical to the Companys ability to reorganize, and if this proves not to be feasible, to the orderly disposition of its assets to maximize the amounts realized. This motion has been set for hearing on May 23, 1995. While the Company believes this motion should be approved by the Court, there can be no assurance that this will occur. If it is not approved, this will have a material adverse impact on the Companys ability to reorganize or to have an orderly disposition of its assets.

RESULTS OF OPERATIONS

Revenue and cost of revenue: Service fees revenue and cost of services relate to the maintenance of the CRAY-2 supercomputer installed at the National Energy Research Supercomputer Center (NERSC) in April 1990. Service fees revenue for the quarter ended March 31, 1995 totaled $90,000 compared with $80,000 for the first quarter of 1994. The $10,000 increase in service fees revenue results from the terms of a new NERSC maintenance agreement which was signed in March 1994 and renewed through March 31, 1995. The maintenance agreement was extended through April 30, 1995 and is currently being negotiated to be effective through March 31, 1996. Services under the maintenance agreement are performed by Cray Research, Inc. as a subcontractor and have not been interrupted by the bankruptcy filing. The service fee revenues described herein are net of payments to the subcontractor.

Development contract revenue relates to the joint development contract entered into between the Company and the NSA in August 1994. The contract provided that the Company would be paid up to $4,200,000 for development costs, and the Government would provide approximately $400,000 in software consulting services. Development contract revenue for the quarter ended March 31, 1995 totaled $399,000. As of March 31, 1995, the Company had cumulatively invoiced the NSA approximately $2,524,000 pursuant to the terms of the joint development contract and had related outstanding accounts receivable of approximately $268,000. The Company's asset based lender asserts a security interest in this outstanding accounts receivable. The Company filed a motion requesting that the United States Bankruptcy Court for the District of Colorado provide an order authorizing the Company the use of this cash collateral. The motion is pending as of the date of this report.

Other revenue of $24,000 for the quarter ended March 31, 1995 relates to GaAs wafer qualification work performed for a third party.

Cost of services for the quarter ended March 31, 1995 totaled $0 compared with $40,000 for the first quarter of 1994. The $40,000 decrease in cost of services results from maintenance spare parts that became fully depreciated in 1994.

Research and development expenses: Research and development expenses for the quarter ended March 31, 1995 relate primarily to the design and development of the CRAY-3/SSS and CRAY-4 high-performance computer systems, including costs associated with the manufacture of prototype systems, and depreciation expenses on facilities and equipment used in research and development activities.

Research and development expenses for the quarter ended March 31, 1995 totaled $7,631,000 compared with $10,878,000 for the first quarter of 1994. The $3,247,000 decrease in research and development expenses is primarily due to decreases in depreciation of approximately $463,000 as a result of assets becoming fully depreciated in 1994, reduced material charges of approximately $1,617,000 due to decreased CRAY-3 manufacturing, reduced mask fabrication and PCB drill bits of approximately $483,000, and reduced employee labor and benefit expenses of approximately $732,000.

Research and development expenses include certain related party transactions. Related party expenses for the quarter ended March 31, 1995 totaled $60,000.

Marketing:   Marketing expenses for the quarter ended March 31, 1995 totaled
$362,000 compared with $173,000 for the first quarter of 1994. The $189,000 increase in marketing expenses was the result in part of increased labor and benefit expenses of approximately $127,000 and increased fixed charges for leased office space of approximately $12,000 associated with the addition of employees to the marketing staff. Additional increases were associated with increased marketing activities, such as travel expenses which increased approximately $17,000 and charges for consulting services which increased approximately $42,000.

General and administrative expenses: General and administrative expenses for the quarter ended March 31, 1995 totaled $961,000 compared with $751,000 for the first quarter of 1994. The $210,000 increase in general and administrative expenses was due primarily to the Company's efforts to acquire equity financing, such as employee travel expenses which increased approximately $13,000 and other business expenses which increased approximately $174,000.

Other income (deductions), net:   Other income (deductions), net for the quarter
ended March 31, 1995 totaled ($290,000) compared with $314,000 for the first quarter of 1994. The $604,000 decrease in other income, net is a result in part of reduced interest income of approximately $122,000 resulting from decreased cash and short-term investments. Interest expense increased approximately $337,000 as a result of acquiring the secured line of credit financing. (See "NOTES TO FINANCIAL STATEMENTS - (9) Bank Borrowings"). Other income decreased approximately $145,000 due to miscellaneous tax refunds received in 1994.

LIQUIDITY AND CAPITAL RESOURCES

The Company's Independent Auditors in their report for the year ended December 31, 1994, stated that because of the Company's recurring losses, continued utilization of cash flows, working capital deficit at December 31, 1994, and the bankruptcy filing on March 24, 1995 by the Company, substantial doubt is raised about the Company's ability to continue as a going concern and that the Company's historical Financial Statements do not include any adjustments that might result from the outcome of this uncertainty. The Auditors' Report for the year ended December 31, 1993, and 1992 also stated there was substantial doubt about the Company's ability to continue as a going concern.

The Company utilized $5,646,000 for operating activities in the first quarter of 1995, and had a deficit in working capital at March 31, 1995 of $15,706,000, all liabilities are classified as current. The Company needed substantial additional funds to continue operations past March 1995, which it was unable to obtain.

After the Company determined it would be unable to complete a planned private placement financing of up to $25 million of Common Stock with foreign and United States institutional investors, and the Company ceased to have sufficient liquid assets which would allow it to continue in operation on March 24, 1995 it filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court"). The Company's existing directors and officers have remained in possession of the assets and business of the Company but are subject to the supervision and orders of the Court.

The Company terminated on March 24, 1995 most of its employees and stopped work on its supercomputer systems. The Company's cash resources are very limited and it will incur continuing administrative expenses. The Company is operating within the requirements of the U.S. Bankruptcy Code and the Rules thereunder.

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from an asset-based lender, comprised of a $6.5 million term loan and a revolving line of credit of up to $11.0 million. The amount advanced is secured by a senior security interest in all the assets of the Company, including the Company's plant, equipment, technology, and intellectual property rights. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. The Company received the funds from the $6.5 million term loan upon closing of the transaction in June 1994. As of March 31, 1995, the Company had borrowed $5.9 million of the revolving line of credit, for a total of $12.4 million borrowed against the available line of credit of $17.5 million. As of March 24, 1995, approximately $12.4 million was outstanding under the line of credit. The terms of the Company's secured debt financing provided for certain events of default. The Filing of Bankruptcy is stated to be an event of default. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. No additional debt financing is currently available under the secured line of credit.

On April 27, 1995 the secured lender drew down the standby letters of credit totaling $6,000,000 issued in its favor by Mr. Cray. This drawing reduces the amount owed by the Company on its line of credit to the secured lender and creates an unsecured liability to Mr. Cray for an approximate amount of $6,000,000.

On January 25, 1995, the Company completed a sale of 1,100,000 shares of its unregistered Common Stock to foreign institutional investors and 1,165,501 shares of its unregistered Common Stock to Seymour R. Cray, Chairman of the Board and Chief Executive Officer (net proceeds of approximately $2,145,000). The sales of shares to the foreign institutional investors were made pursuant to Regulation S of the Securities Act (the "Securities Act") of 1933, as amended. The sale of shares to Mr. Cray was made pursuant to Regulation D under the Securities Act.

On February 27, 1995, the Company sold 2,100,000 shares of its unregistered Common Stock to a foreign institutional investor (net proceeds of approximately $1,764,000). This sale of shares was made pursuant to Regulation S under the Securities Act.On February 27, 1995, the stockholders of the Company approved an amendment to the Company's Restated Certificate of Incorporation increasing the number of authorized shares of Common Stock, $0.01 par value, from 60,000,000 to 120,000,000 shares in order to have sufficient authorized unissued shares to have permitted additional equity financing. The Company had approximately 72 million authorized shares of Common Stock remaining available for future issuance at March 31, 1995.

Capital equipment expenditures for first quarter 1995 totaled $111,000 compared with $704,000 for first quarter 1994. The 1995 expenditures relate primarily to the purchase of test equipment, GaAs fabrication equipment and computer equipment. If the Company had continued operations, it expected such capital and other expenditures to continue and expected continued losses at a rate of approximately $3 million per month unless the Company began to receive substantial revenue from the sale of supercomputers. As discussed above, the Company terminated most of its employees concurrent with the Filing on March 24, 1995. The Company currently has 8 full time and 5 part time employees. In the event the Company were to resume operations, the extent of operations and related costs have not been determined. There can be no assurance that the Company will resume operations, even on a limited basis, and that it will not be required to liquidate its assets to satisfy its liabilities. In the event of liquidation, management has not determined if sufficient amounts will be realized to satisfy the Company's liabilities. Furthermore, it is not possible for management to determine whether there will be any distributions to shareholders of any residual values available in the event of liquidation.

The Company has had no orders for or revenues from the sale of its products, although through March 31, 1995, $2.5 million of revenues had been generated from a development contract on the CRAY-3/SSS.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  A Special Meeting of Stockholders was held on February 27, 1995. The matter voted on and approved at the Special Meeting was as follows:

     (i) To approve an amendment to ARTICLE IV of the Company's Restated Certificate of Incorporation increasing the Company's authorized Common Stock from 60,000,000 to 120,000,000 shares.

 The following table summarizes the votes cast at the Special Meeting of
Shareholders:

                                                    VOTES
                                  FOR         AGAINST   ABSTAIN
                               ----------     -------   -------
 Approval of the amendment     27,196,240     492,151   221,157

ITEM 5. OTHER INFORMATION

 None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

 (a) Exhibits
     --------

The following Exhibits are filed as part of this Quarterly Report:

     None

 (b) Reports on Form 8-K
     -------------------

     Reports on Form 8-K filed during the quarter ended March 31, 1995.

     (1) A report on Form 8-K dated January 25, 1995 was filed by the Company which reported that on January 24, 1995 Cray Computer Corporation announced a private equity financing and the scheduling of a Special Meeting of Stockholders.

     (2) A report on Form 8-K dated February 17, 1995 was filed by the Company which reported other events, the current status of Securities and Exchange Commission Inquiry.

     (3) A report on Form 8-K dated March 1, 1995 was filed by the Company which reported that on February 27, 1995 A Special Meeting of Stockholders of Cray Computer Corporation was held. At the meeting, Stockholders approved an amendment to ARTICLE IV of the Company's Restated Certificate of Incorporation increasing the Company's authorized Common Stock from 60,000,000 to 120,000,000 shares. The Form 8-K also reported that on February 23, 1995 Cray Computer Corporation announced that CRAY-4 price/performance leadership affirmed by competitive announcement.

     (4) A report on Form 8-K dated April 4, 1995 was filed by the Company which reported that on March 24, 1995 Cray Computer Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CRAY COMPUTER CORPORATION
                              (A Development Stage Enterprise)



Date      May 22, 1995        by /s/  WILLIAM G. SKOLOUT
          ------------           ----------------------------
                                      William G. Skolout
                                      Vice President
                                      Chief Financial Officer

                                      Signing on behalf of the
                                      registrant and as principal
                                      financial officer.