Form 10-Q
period 1995-06-30
CRAY COMPUTER CORP
filed 1995-08-18
CIK 857101

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995
                                       or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

Commission File Number: 0-18072
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

                        Telephone Number: (719) 579-6464
              (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes         X             No
                        ---------------------    --------------------


As of August 11, 1995, 46,464,987 shares of the registrant's Common Stock, $0.01 par value, were outstanding.

                           CRAY COMPUTER CORPORATION
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                     INDEX


PART I.  FINANCIAL INFORMATION                                    PAGE NO.
                                                                  --------

  ITEM 1.  FINANCIAL STATEMENTS


      Statements of Operations (unaudited) cumulative from
      October 1983 (inception) through June 30, 1995, and for the
      three months ended June 30, 1995 and 1994....................   3

      Balance Sheets as of June 30, 1995 (unaudited), and
      December 31, 1994............................................   4

      Statements of Cash Flows (unaudited) cumulative from
      October 1983 (inception) through June 30, 1995, and for the
      three months ended June 30, 1995 and 1994....................   5

      Notes to Interim Financial Statements (unaudited)............   6

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS.....................  12

PART II.  OTHER INFORMATION

  NOT APPLICABLE

SIGNATURE..........................................................  21

                           CRAY COMPUTER CORPORATION
                             (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


(In thousands, except per share data)
-------------------------------------

                                          Cumulative from       Three months       Six  months
                                            October 1983       ended June 30,     ended June 30,
                                        (inception) through   ----------------   -----------------
                                           June 30, 1995       1995     1994      1995      1994
                                        --------------------  ------   -------   -------   -------
Revenue
  Sales                                      $  12,760             -         -         -         -
  Service fees                                   1,764            81        91       171       171
  Development contract revenue                   2,627           103         -       502         -
  Other revenue                                     80             -         -        24         -
                                             ---------        ------   -------   -------   -------
                                                17,231           184        91       697       171
                                             ---------        ------   -------   -------   -------

Operating costs and expenses
  Cost of sales                                  7,686             -         -         -         -
  Cost of services                                 641             -         -         -        40

  Research and development
   Related parties                              41,169             -        83        60       173
   Other                                       316,552             -     9,497     7,571    20,285
                                             ---------        ------   -------   -------   -------
  Total research and development               357,721             -     9,580     7,631    20,458

  Marketing                                      3,859             -       288       362       461

  General and administrative                    20,461         1,686       605     2,647     1,356
                                             ---------        ------   -------   -------   -------
                                               390,368         1,686    10,473    10,640    22,315
                                             ---------        ------   -------   -------   -------

Operating loss                                (373,137)       (1,502)  (10,382)   (9,943)  (22,144)

   Other income (deductions), net                  377          (241)     (806)     (531)     (492)

   Litigation settlement expense                 1,000             -         -         -         -
                                             ---------        ------   -------   -------   -------


Net loss                                     $(373,760)       (1,743)  (11,188)  (10,474)  (22,636)
                                             =========        ======   =======   =======   =======


Loss per share                                                  (.04)     (.29)     (.23)     (.60)
                                                              ======   =======   =======   =======


Weighted average number of shares outstanding                 46,465    38,029    45,450    37,953
                                                              ======   =======   =======   =======

See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION
                             (DEBTOR IN POSSESSION)
                                 BALANCE SHEETS
                                  (UNAUDITED)

(In thousands, except share data)                           June 30,   December 31,
---------------------------------                             1995         1994
                                                           ----------  ------------
ASSETS
Current assets:
  Cash and cash equivalents                                $     433         2,372
  Accounts receivable                                            164           711
  Prepaid expenses                                             1,678         1,855
  Other current assets                                            48            15
                                                           ---------      --------
     Total current assets                                      2,323         4,953
                                                           ---------      --------

Property, plant and equipment                                 78,503        78,392
Less accumulated depreciation and amortization                59,181        57,179
                                                           ---------      --------
     Net property, plant and equipment                        19,322        21,213
                                                           ---------      --------

TOTAL ASSETS                                               $  21,645        26,166
                                                           =========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Post petition liabilities
  Accounts payable                                         $     109             -
  Accrued expenses                                               138             -

Liabilities not subject to compromise
  Bank borrowings, including note payable to bank              6,613         7,663
  Property taxes                                                 263           502

Liabilities subject to compromise
  Accounts payable                                            10,634         2,392
  Accrued expenses                                             1,029         1,098
                                                           ---------      --------

     Total current liabilities                                18,786        11,655
                                                           ---------      --------

Long-term liability                                                -           360
Note payable to bank, long-term                                    -         5,056
                                                           ---------      --------

     Total liabilities                                        18,786        17,071
                                                           ---------      --------

Stockholders' equity:
  Preferred stock of $.01 par value
     Authorized 20,000,000 shares                                  -             -
  Common stock of $.01 par value
     Authorized 120,000,000 shares,
     issued and outstanding 46,464,987 and
     41,905,800 shares                                           465           419
  Additional paid-in capital                                 253,379       249,187
                                                           ---------      --------
                                                             253,844       249,606
                                                           ---------      --------

  Deficit accumulated during the development stage          (373,760)     (363,286)
  Less accumulated deficit transferred to additional
     paid-in capital                                         122,775       122,775
                                                           ---------      --------
  Accumulated deficit since November 15, 1989               (250,985)     (240,511)
                                                           ---------      --------
     Total stockholders' equity                                2,859         9,095
                                                           ---------      --------
Commitments and contingencies
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  21,645        26,166
                                                           =========      ========

See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION
                             (DEBTOR IN POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(In thousands)
--------------
                                                      Cumulative from       Six months ended
                                                        October 1983            June 30,
                                                    (inception) through    ------------------
                                                       June 30, 1995         1995       1994
                                                    -------------------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                 $(373,760)        (10,474)   (22,636)
Adjustments to reconcile net loss
   to net cash flows used by operations:
  Depreciation and amortization                             82,293           2,002      2,920
  Loss on sale or retirement of
     property, plant and equipment                           5,572               -         60
Change in operating assets and liabilities:
     Accounts receivable                                      (164)            547        141
     Inventories                                             1,574               -          -
     Spares, net                                              (641)              -          -
     Prepaid expenses                                         (339)            177        782
     Accounts payable                                       10,523           8,351       (878)
     Accrued expenses                                        1,430            (170)      (209)
     Long-term liability                                         -            (360)       (75)
                                                         ---------          ------    -------
Cash flows used by operating activities                   (273,512)             73    (19,895)
                                                         ---------          ------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Sale of short-term investments                                   -               -     15,435
Sale of long-term marketable securities                          -               -          -
Purchase of property, plant and equipment                  (90,357)           (111)    (1,183)
Proceeds from sale of property, plant and equipment          1,653               -          -
Proceeds from matured lease deposits                           987               -         81
Increase in other assets                                    (2,138)            (33)         -
                                                         ---------          ------    -------
Cash flows provided by (used in) investing activities      (89,855)           (144)    14,333
                                                         ---------          ------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Cray Research, Inc., net                     160,336               -          -
Proceeds from the issuance of common stock                  98,538           4,238        359
Proceeds from note receivable from Cray
  Research, Inc.                                            98,640               -          -
Proceeds from sale and leaseback transactions                3,874               -          -
Proceeds from bank borrowings                                  113          (6,106)       207
Proceeds from issuance of note payable to bank               6,500               -      6,500
Principal payments on capital leases                        (4,201)              -         (8)
                                                         ---------          ------    -------
Cash flows provided by financing activities                363,800          (1,868)     7,058
                                                         ---------          ------    -------

Increase (decrease) in cash and cash equivalents               433          (1,939)     1,496
Cash and cash equivalents at beginning of period                 -           2,372      4,691
                                                         ---------          ------    -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $     433             433      6,187
                                                         =========          ======    =======

Non cash investing and investing activities:
  Net transfers of property, plant and equipment
     from Cray Research, Inc. at net book value          $   3,723               -          -
  Acquisition of equipment and process technology
    from GigaBit Logic, Inc., fair market value          $  10,854               -          -
          Consideration                                    (10,328)              -          -
                                                         ---------          ------    -------
          Liabilities assumed                            $     526               -          -
                                                         =========          ======    =======

See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION

                             (DEBTOR IN POSSESSION)

                     NOTES TO INTERIM FINANCIAL STATEMENTS

                                  (Unaudited)

(1) Bankruptcy Filing and Basis of Financial Statement Presentation

The accompanying financial statements are unaudited and have been prepared assuming that the Company will continue as a going concern. The Company announced that it would begin selling all or most of its assets for the benefit of the Company's creditors and shareholders. However, management does not believe that a liquidating distribution to shareholders is likely. (See Note 13
- Other Subsequent Events.) The financial statements do not include any adjustments that might result from the outcome of the liquidation because liquidation values could not be reasonably determined as of the date of this report. The results of operations and cash flows for the six months ended June 30, 1995, are not indicative of results to be expected for the entire year.

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

See Notes 2, 4, 5, 6, 7, 8 and 9 for matters that are or may be significantly impacted by the bankruptcy filing.

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

The Company is a development stage enterprise, having devoted substantially all of its efforts from inception through March 24, 1995 to activities related to the design and development of the CRAY-3, CRAY-3/Super Scalable System (SSS), and CRAY-4 supercomputer systems. Such activities have included research and development; raising capital; acquiring and constructing property, plant and equipment; recruiting and training personnel; establishing sources of supply; and developing potential markets. The Company has had no orders for or revenues from the sale of its products. The Company will remain a development stage enterprise until significant revenues are derived from the sale of its supercomputer systems.

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

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(3) Related Party Transactions

Below is a table which sets forth the related party transactions included in research and development expenses for the periods indicated.

(In thousands)               Six months ended      Three months ended
                                 June 30,               June 30,
                             ----------------      ------------------
                              1995      1994         1995      1994
                             ------    ------       ------    ------
Performance Semiconductor
   Corporation (a)           $   -        37            -        23
Seymour R. Cray (b)             60       136            -        60
                             -----       ----        ----      ----
                             $  60       173            -        83
                             =====       ====        ====      ====

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

The Company is reviewing the terms and conditions of the Agreement with Mr. Cray regarding the rejection of the Agreement. The Company is reviewing the terms and conditions of the Agreement with Mr. Cray regarding rejection of the contract.

(4) Loss Per Common Share

Loss per common share has been computed based upon the weighted average number of common shares outstanding. Common stock equivalents are not included in the computation because their effect would be anti-dilutive.

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(5) Stock Plans

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

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(6) Statement of Stockholders' Equity

(In thousands)
                                                       Additional
                                               Common   Paid-in    Accumulated
                                               Stock    Capital      Deficit
                                               ------  ----------  -----------

Balance at December 31, 1994                    $419     249,187     (240,511)
Issuance of common stock @ $0.93 (avg), net       44       4,014
Shares issued for purchases under the
   1989 Qualified Stock Purchase
   Investment Plan                                 2         178
Net loss                                           -           -      (10,474)
                                                ----     -------     --------

Balance at June 30, 1995                        $465     253,379     (250,985)
                                                ====     =======     ========

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(7) Income Taxes

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

At December 31, 1994, the Company had a net operating loss carryforward for Federal income tax purposes of approximately $226,985,000 which it believes may be available to offset future taxable income, if any, through 2009. The Company also has a research and development tax credit carryforward for Federal income tax purposes of approximately $13,773,000 which it believes will be available to offset future Federal income taxes, if any, through 2009. The use of these carryforwards would be severely limited by the terms of Section 382 of the Internal Revenue Code if there is an "ownership change" as defined by Section 382.

Depending on the ultimate outcome of the Company's bankruptcy proceeding, the Company's ability to utilize its Federal income tax net operating loss and research and development credit carryforwards may be further restricted or eliminated.

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(8) Accounts Receivable

In August 1994, the Company and the National Security Agency (NSA) entered into a cost sharing development contract for the Company to produce a CRAY-3/SSS. Under the terms of the contract, the Company may be paid up to $4,200,000 for development costs, and the Government will provide approximately $400,000 in software consulting services. As of June 30, 1995, the Company had cumulatively invoiced the NSA approximately $2,627,000 pursuant to the terms of the joint development contract and had related outstanding accounts receivable of approximately $103,000. No additional amounts will be billed under the joint development contract. The Company is reviewing the terms and conditions of the joint development contract with NSA regarding termination of the contract.

The Company's asset based lender asserts a security interest in the outstanding accounts receivable. The Company requested and the United States Bankruptcy Court for the District of Colorado provided an order, subject to terms and conditions stated in the order, authorizing the Company the use of cash collateral. Development costs incurred by the Company are charged to research and development expense.

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(9) Licensing Agreement

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

The Company is reviewing the terms and conditions of the license agreement with AVS to assess the ramifications of the bankruptcy filing and forthcoming Chapter 11 Plan.

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(10) Bank Borrowings

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from an asset-based lender, comprised of a $6.5 million term loan and a revolving line of credit of up to $11.0 million. The amount advanced is secured by a senior security interest in all the assets of the

Company, including the Company's plant, equipment, technology, and intellectual property rights. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. As of June 30, 1995, approximately $6.6 million was outstanding under the line of credit. The terms of the Company's secured debt financing provided for certain events of default. The Filing of Bankruptcy is stated to be an event of default. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. No additional debt financing is currently available under the secured line of credit.

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from a lender. The commitment is comprised of a $6.5 million term loan and an $11.0 million revolving line of credit. The commitment is secured by a senior security interest in all the assets of the Company. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. The Company received the funds from the $6.5 million term loan upon closing of the transaction in June 1994. As of December 31, 1994, the Company had borrowed $6.2 million of the revolving line of credit, for a total amount of $12.7 million borrowed against the available line of credit of $17.5 million. The Company could have borrowed the remaining amount of the available revolving line of credit ($4.8 million) only by providing additional collateral in the form of standby letter(s) of credit (up to $4.0 million) and/or 70 percent of eligible accounts receivable (up to $.8 million). The revolving line of credit is for a term of three years from June 10, 1994 and from year to year thereafter, unless sooner terminated pursuant to the terms of the Loan and Security Agreement.

All loans under the revolving line of credit are subject to the lender's continuing right to establish lending reserves. These reserves, if imposed, could have reduced the amount of revolving line of credit loans which otherwise would have been available to the Company under the lending formulas.

The $6.5 million term loan has a five-year term under which the Company made interest only payments from June 1994 through December 1994. Principal plus interest payments commence in January 1995. Annual maturities on the term loan are as follows: 1995 through 1998 - $1,444,440, 1999 - $722,240.

The terms of the Company's secured debt financing provide for certain events of default, which include, among other things, (i) failure to perform or meet certain covenants, such as maintaining a minimum working capital and net worth, as defined by the agreement, (ii) any change in the controlling ownership of the Company, (iii) the failure of Seymour R. Cray to provide services to the Company substantially similar to those he currently provides, other than such failure by reason of death, disability, sickness, or injury, (iv) any material adverse change in the Company's business, assets, or prospects and (v) the filing of bankruptcy. If the Company were to default under the financing, the lender may take possession of the Company's assets, charge higher interest rates on the outstanding debt, demand immediate repayment of all obligations and/or take other actions as specified in the loan agreement.

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

The filing of bankruptcy is an event of default.

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

(13)  Other Subsequent Events

On July 14, 1995 the Company's Board of Directors passed a resolution whereby the Company requested voluntary delisting from the NASDQ Market. The delisting request is directly related to the Company's forthcoming Chapter 11 plan whereby the Company will liquidate its assets with approval of the Bankruptcy Court.
The NASDAQ Stock Market, Inc. was notified of this request on July 14, 1995.

The Company's Board of Directors authorized and directed Officers of the Company to take all steps they deem necessary or appropriate to prepare and implement a Chapter 11 Plan pursuant to which all or most of the assets of the Company will be sold for the benefit of the Company's creditors and, to the extent feasible, the benefit of the shareholders of the Company. Management of the Company believes that a liquidating distribution to its shareholders is unlikely.

Since filing under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado on March 24, 1995, the Officers of the Company have pursued the possibility that the Company could emerge from Chapter 11 bankruptcy as a going concern. These Officers have concluded, and the Board of Directors has agreed, that the Company will not be able to continue its business. The Company will pursue the liquidation of its assets pursuant to a Chapter 11 Plan to be prepared and presented to the Bankruptcy Court. The Company requested an extension of its exclusive right to file a Chapter 11 Plan through September 30, 1995. The motion is pending as of the date of this report.

On July 24, 1995 the Company notified creditors, shareholders and parties in interest of:

(1) Proposed sale and lease of assets, free and clear of liens, of the hearing on approval thereof, and of procedures for the submission of competitive bids. The Company proposed to enter a sale and lease (the "Sale and Lease") transaction with M/A-COM, Inc. (M/A-COM) and Quantum Corporation ("Quantum"), under which the Company would: (a) sell equipment and other personal property constituting the "FAB Facility," including a "clean room" for the manufacture and assembly of computer components, to M/A-COM for $5,860,000 payable as set forth in the Motion. The Company would also lease to M/A-COM the FAB Facility (approximately 40,000 square feet) for two years at $320,000 per annum, triple net, with an option for up to three more years. (b) lease to Quantum 128,000 square feet of its building, triple net, for two years at a rent of $2,248,000 payable as set forth in the Motion, with an option for up to three more years.

The proposed Sale and Lease is subject to competitive bids. The competitive bidding may result in a sale or lease of most or all of the Company's assets. Any assets not sold pursuant to competitive bidding will be held for subsequent sale by the Company at auction or private sale. The proposed Sale and Lease, by itself, will not result in proceeds sufficient to allow a distribution to shareholders. The Company's management believes that neither the competitive bidding nor the proposed sale and lease, together with any other sale of any remaining assets, will generate enough proceeds to allow a distribution to shareholders.

(2) Request for extension of debtor's exclusive right to file a Chapter 11 Plan. The Company has requested an extension of its exclusive right to file a Chapter 11 plan through September 30, 1995.

(3) Order fixing last date for filing proofs of claim as September 30, 1995. The Bankruptcy Court has entered its order fixing September 30, 1995, as the last day for filing proofs of claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Cray Computer Corporation. This discussion should be read in conjunction with the discussions and historical financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994 and the historical financial statements and notes thereto included elsewhere in this Form 10-Q. These financial statements do not include any adjustments that might result from the planned liquidation of the Company's assets.

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

Also, under Chapter 11, the Company as Debtor-in-Possession, has the exclusive right to file a plan during the 120 days from the initial bankruptcy filing date. This plan may be to either reorganize or to liquidate the Company's assets. The 120 day exclusive period ended July 21, 1995. The Company requested an extension of its exclusive right to file a Chapter 11 plan through September 30, 1995. The motion is pending as of the date of this report.

The development of a new generation of high performance supercomputers is lengthy and a technically challenging process that requires substantial amounts of capital and talented personnel. The amount of capital required to reorganize and the fact that the Company has terminated most of its employees and may not be able to rehire or find suitable replacements will be a major obstacle to the Company's ability to reorganize.

The Company, a development stage enterprise, had a net loss for the three months ended June 30, 1995 of $1.7 million. The Company had accumulated losses of approximately $374 million from its inception through June 30, 1995. Approximately $123 million of its cumulative deficit was incurred while the Company was a division or wholly owned subsidiary of Cray Research, Inc. (CRI). Substantially all of the Company's funding since its incorporation in 1989 has come from CRI ($98,640,000) between October 1989 and October 1991, the sale of a CRAY-2 supercomputer ($12,760,000) in December 1990, a public stock offering (net proceeds of approximately $61,088,000) in July 1991, ongoing maintenance revenues ($1,764,000) on the CRAY-2 supercomputer, a sale of shares of Common Stock to institutional and private investors (net proceeds of approximately $27,805,000) in June 1993, loan proceeds ($6,613,000), letter of credit provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer ($6,000,000), contract revenue ($2,627,000) on the cost sharing development contract with the National Security Agency (NSA) entered into in August 1994, sales of shares of Common Stock to private and foreign institutional investors (net proceeds of approximately $3,822,000) in the fourth quarter of 1994, and sales of shares of Common Stock to Seymour R. Cray (1,165,501 shares and to foreign institutional investors (3,200,000 shares) in the first quarter of 1995 (aggregate net proceeds of approximately $3,909,000).

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


BANKRUPTCY STATUS

On July 14, 1995 the Company's Board of Directors passed a resolution whereby the Company requested voluntary delisting from the NASDQ Market. The delisting request is directly related to the Company's forthcoming Chapter 11 plan whereby the Company will liquidate its assets with approval of the Bankruptcy Court.
The NASDAQ Stock Market, Inc. was notified of this request on July 14, 1995.

The Company's Board of Directors authorized and directed Officers of the Company to take all steps they deem necessary or appropriate to prepare and implement a Chapter 11 Plan pursuant to which all or most of the assets of the Company will be sold for the benefit of the Company's creditors and, to the extent feasible, the benefit of the shareholders of the Company. Management of the Company believes that a liquidating distribution to its shareholders is unlikely.

Since filing under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado on March 24, 1995, the Officers of the Company have pursued the possibility that the Company could emerge from Chapter 11 bankruptcy as a going concern. These Officers have concluded, and the Board of Directors has agreed, that the Company will not be able to continue its business. The Company will pursue the liquidation of its assets pursuant to a Chapter 11 Plan to be prepared and presented to the Bankruptcy Court. The Company requested an extension of its exclusive right to file a Chapter 11 Plan through September 30, 1995. The motion is pending as of the date of this report.

On July 24, 1995 the Company notified creditors, shareholders and parties in interest of:

(1) Proposed sale and lease of assets, free and clear of liens, of the hearing on approval thereof, and of procedures for the submission of competitive bids. The Company proposed to enter a sale and lease (the "Sale and Lease") transaction with M/A-COM, Inc. (M/A-COM) and Quantum Corporation ("Quantum"), under which the Company would: (a) sell equipment and other personal property constituting the "FAB Facility," including a "clean room" for the manufacture and assembly of computer components, to M/A-COM for $5,860,000 payable as set forth in the Motion. The Company would also lease to M/A-COM the FAB Facility (approximately 40,000 square feet) for two years at $320,000 per annum, triple net, with an option for up to three more years. (b) lease to Quantum 128,000 square feet of its building, triple net, for two years at a rent of $2,248,000 payable as set forth in the Motion, with an option for up to three more years.

The proposed Sale and Lease is subject to competitive bids. The competitive bidding may result in a sale or lease of most or all of the Company's assets. Any assets not sold pursuant to competitive bidding will be held for subsequent sale by the Company at auction or private sale. The proposed Sale and Lease, by itself, will not result in proceeds sufficient to allow a distribution to shareholders. The Company's management believes that neither the competitive bidding nor the proposed sale and lease, together with any other sale of any remaining assets, will generate enough proceeds to allow a distribution to shareholders.

(2) Request for extension of debtor's exclusive right to file a Chapter 11 Plan. The Company has requested an extension of its exclusive right to file a Chapter 11 plan through September 30, 1995.

(3) Order fixing last date for filing proofs of claim as September 30, 1995. The Bankruptcy Court has entered its order fixing September 30, 1995, as the last day for filing proofs of claim.

The Company believes it is complying with the reporting requirements and operating guidelines for Debtors-in-Possession under Chapter 11 proceedings.

RESULTS OF OPERATIONS

Revenue and cost of revenue: Service fees revenue and cost of services relate to the maintenance of the CRAY-2 supercomputer installed at the National Energy Research Supercomputer Center (NERSC) in April 1990. Service fees revenue for the quarter ended June 30, 1995 totaled $81,000 compared with $91,000 for the second quarter of 1994. The $10,000 decrease in service fees revenue results from the terms of a new NERSC maintenance agreement which was signed in March 1994 and renewed through March 31, 1995. The maintenance agreement was extended through August 28, 1995.

The Company is reviewing the terms and conditions of the maintenance agreement with NERSC regarding the transfer of its maintenance agreement to CRI. Services under the maintenance agreement are performed by CRI as a subcontractor and have not been interrupted by the bankruptcy filing. CRI requested that the United States Bankruptcy Court for the District of Colorado provide an order authorizing termination of the subcontractor agreement between CRI and the Company. The Company and the Unsecured Creditors Committee objected to the request and the Company is currently negotiating an alternative agreement with CRI. The motion is pending as of the date of this report. The service fee revenues described herein are net of payments to the subcontractor. Service fees revenue for the six months ended June 30, 1995 totaled $171,000 compared with $171,000 for the first six months of 1994.

Development contract revenue relates to the joint development contract entered into between the Company and the NSA in August 1994. The contract provided that the Company would be paid up to $4,200,000 for development costs, and the Government would provide approximately $400,000 in software consulting services. Development contract revenue for the quarter ended June 30, 1995 totaled $103,000. As of June 30, 1995, the Company had cumulatively invoiced the NSA approximately $2,627,000 pursuant to the terms of the joint development contract and had related outstanding accounts receivable of approximately $103,000. No additional amounts will be billed under the joint development contract. The Company is reviewing the terms and conditions of the joint development contract with NSA regarding termination of the contract. The Company's asset based lender asserts a security interest in the outstanding accounts receivable. The Company requested and the United States Bankruptcy Court for the District of Colorado provided an order, subject to terms and conditions stated in the order, authorizing the Company the use of cash collateral. Development contract revenue for the six months ended June 30, 1995 totaled $502,000.

Other revenue reported for the first quarter of 1995 relates to GaAs wafer qualification work performed for a third party.

Cost of services for the quarter ended June 30, 1995 totaled $0 compared with $0 for the second quarter of 1994. The $0 cost of services results from maintenance spare parts that became fully depreciated in 1994.

Research and development expenses: Research and development expenses related primarily to the design and development of the CRAY-3/SSS and CRAY-4 high-performance computer systems, including costs associated with the manufacture of prototype systems, and depreciation expenses on facilities and equipment used in research and development activities.

No research and development expenses were incurred by the Company in the second quarter of 1995 because research and development activities were discontinued on March 24, 1995 when the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company terminated most of its employees and stopped work on its supercomputer systems. Research and development expenses for the six months ended June 30, 1995 totaled $7,631,000 compared with $20,458,000 for the first six months of 1994.

Research and development expenses include certain related party transactions. Related party research and development expenses for the six months ended June 30, 1995 totaled $60,000 compared with $173,000 for the first six months of 1994.

Marketing: No marketing expenses were incurred by the Company in the second quarter of 1995 because marketing activities were discontinued on March 24, 1995 when the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company terminated most of its employees and stopped work on its supercomputer systems. Marketing expenses for the six months ended June 30, 1995 totaled $362,000 compared with $461,000 for the first six months of 1994.

General and administrative expenses: General and administrative expenses for the quarter ended June 30, 1995 totaled $1,686,000 compared with $605,000 for the second quarter of 1994. The $1,081,000 increase in general and administrative expenses was due primarily to depreciation and maintenance for the Company's assets and utilities. Prior to the bankruptcy filing, these expenses were allocated principally to research and development expenses. General and administrative expenses for the six months ended June 30, 1995 totaled $2,647,000 compared with $1,356,000 for the first six months of 1994.

Other income (deductions), net: Other income (deductions), net for the quarter ended June 30, 1995 totaled ($241,000) compared with ($806,000) for the second quarter of 1994. The $565,000 decrease in other (deductions), net is a result in part of decreased interest income of approximately $55,000 resulting from decreased cash and short-term investments. Interest expense increased approximately $199,000 as a result of acquiring the secured line of credit financing. Miscellaneous expense decreased approximately $814,000 primarily for costs relating to the debt financing (i.e., broker fees, legal fees, travel,
title insurance and loan fees) that were incurred in 1994.   (See "NOTES TO
FINANCIAL STATEMENTS - (9) Bank Borrowings"). Other income (deductions), net for the six months ended June 30, 1995 totaled ($531,000) compared with ($492,000) for the first six months of 1994.

Litigation settlement: On June 17, 1993, the Company reached a final settlement with the consolidated plaintiffs in a lawsuit against the Company. The Company paid $1,000,000 in April 1993 towards the settlement and the Company's directors' and officers' liability insurer paid an additional $4,000,000. The Company accrued its share of the tentative settlement, $1,000,000, in its financial statements as of and for the year ended December 31, 1992.

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

The Company had a deficit in working capital at June 30, 1995 of $16,174,000, all liabilities are classified as current. The Company needed substantial additional funds to continue operations past March 1995, which is was unable to obtain.

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

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from an asset-based lender, comprised of a $6.5 million term loan and a revolving line of credit of up to $11.0 million. The amount advanced is secured by a senior security interest in all the assets of the Company, including the Company's plant, equipment, technology, and intellectual property rights. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. As of June 30, 1995, approximately $6.6 million was outstanding under the line of credit. The terms of the Company's secured debt financing provided for certain events of default. The Filing of Bankruptcy is stated to be an event of default. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. No additional debt financing is currently available under the secured line of credit.

On April 27, 1995 the secured lender drew down the standby letters of credit totaling $6 million issued in its favor by Mr. Cray. This drawing reduced the amount owed by the Company on its line of credit to the secured lender and creates an unsecured liability to Mr. Cray for an approximately amount of $6 million.

As discussed above, the Company terminated most of its employees concurrent with the Filing on March 24, 1995. The Company currently has 10 full time and two part time employees. In the event the Company were to resume operations, the extent of operations and related costs have not been determined. There can be no assurance that the Company will resume operations, even on a limited basis, and that it will not be required to liquidate its assets to satisfy its liabilities. In the event of liquidation, management has not determined if sufficient amounts will be realized to satisfy the Company's liabilities. Furthermore, it is not possible for management to determine whether there will be any distributions to shareholders of any residual values available in the event of liquidation.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5. OTHER INFORMATION

       None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)  Exhibits
       --------

The following Exhibits are filed as part of this Quarterly Report:

       None

  (b)  Reports on Form 8-K
       -------------------

       Reports on Form 8-K filed during the quarter ended March 31, 1995.

    (1) A report on Form 8-K dated April 4, 1995 was filed by the Company which reported that on March 24, 1995 Cray Computer Corporation filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado.

    (2) A report on Form 8-K dated July 20, 1995 was filed by the Company which reported that on July 14, 1995 the Company's Board of Directors passed a resolution whereby the Company requested voluntary delisting from the NASDQ Market. Also on July 14, 1995 Cray Computer Corporation announced that its Board of Directors Authorized Chapter 11 Plan.

                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                        CRAY COMPUTER CORPORATION
                                        (A Development Stage Enterprise)

Date      August 18, 1995               by     /s/ WILLIAM G. SKOLOUT
    ---------------------------------     --------------------------------
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