Form 10-Q
period 1995-09-30
CRAY COMPUTER CORP
filed 1995-11-14
CIK 857101

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended September 30, 1995
                                        or

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    -----------

Commission File Number: 0-18072
--------------------------------------------------------------------------------
                            ----------------------

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

--------------------------------------------------------------------------------
                            ----------------------

                       Telephone Number: (719) 579-6464
             (Registrant's telephone number, including area code)
--------------------------------------------------------------------------------
                            ----------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes                 X              No
                           -------------------------------    ------------------

As of November 10, 1995, 46,464,987 shares of the registrant's Common Stock,
                   $0.01 par value, were outstanding.

                           CRAY COMPUTER CORPORATION
                            (Debtor in Possession)
                                     INDEX


       PART I.  FINANCIAL INFORMATION                                   PAGE NO.
                                                                        -------
            ITEM 1.  FINANCIAL STATEMENTS


                Statements of Operations (unaudited) cumulative from
                October 1983 (inception) through September 30, 1995,
                and for the three and nine months ended September 30,
                1995 and 1994..........................................     3

                Statements of Deficiency in Net Assets of September 30,
                1995 (unaudited), and December 31, 1994................     4

                Statement of Changes in Deficiency (unaudited) from
                July 1, 1995 through September 30, 1995................     5

                Notes to Interim Financial Statements (unaudited)......     6

            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS...............    20

       PART II.  OTHER INFORMATION

         NOT APPLICABLE

       SIGNATURE.......................................................    38

                           CRAY COMPUTER CORPORATION
                            (Debtor in Possession)
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


(In thousands, except per share data)
------------------------------------




                                        Cumulative from                  Three months                         Nine  months
                                          October 1993                  ended Sept. 30,                       ended Sept 30,
                                       (inception) through           -----------------------              ---------------------
                                          Sept. 30, 1995              1995            1994                1995            1994
                                          --------------             -------         -------              -----           -----
Revenue
        Sales                              $  12,760                       -                 -                   -             -
        Service fees                           1,846                       82                90                253           261
        Development contract revenue           2,607                      (20)            1,449                482         1,449
        Other revenue                            216                      136                12                160            12
                                            ---------                --------           --------            -------       -------
                                              17,231                      198             1,551                895         1,722
                                            ---------                --------           --------            -------       -------

Operating costs and expenses
        Cost of sales                          7,686                       -                 -                   -             -
        Cost of services                         641                       -                 -                   -            40

        Research and development
          Related parties                     41,169                       -                 78                 60           251
          Other                              316,552                       -              7,644              7,571        27,929
                                            ---------                --------           --------            -------       -------
        Total research and development       357,721                       -              7,722              7,631        28,180

        Marketing                              3,859                       -                342                362           803

        General and administrative            22,190                   1,729                588              4,376         1,944
                                            ---------                --------           --------            -------       -------
                                             392,097                   1,729              8,652             12,369        30,967
                                            ---------                --------           --------            -------       -------

Operating loss                              (374,668)                 (1,531)            (7,101)           (11,474)      (29,245)

        Other income (deductions), net        (3,429)                 (3,806)              (141)            (4,337)         (633)

        Litigation settlement expense          1,000                       -                  -                  -             -



Net loss                                   $(379,097)                 (5,337)            (7,242)           (15,811)      (29,878)
                                            =========                ========           ========            =======       =======


Loss per share                                                          (.11)              (.19)              (.35)         (.79)
                                                                     ========           ========            =======       =======



Weighted average number of shares
 outstanding                                                          46,465             38,042             45,792        37,983
                                                                     ========           ========            =======       =======


See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION
                            (Debtor in Possession)

                    Statements of Deficiency in Net Assets
                           Available in Liquidation


                       (Liquidation Basis and Unaudited)




(In thousands, except share data)                           Sept 30,               December 31,
--------------------------------                              1995                     1994
                                                            --------               ------------
Assets
        Cash and cash equivalents                           $  3,104                    2,372
        Accounts receivable                                    1,826                      711
        Prepaid expenses                                          17                    1,855
        Other assets                                              38                       15
        Property, plant and equipment (net)                    8,153                   21,213
                                                            ---------                ---------
Total assets                                                  13,138                   26,166
                                                            ---------                ---------

Liabilities
        Accounts payable                                      10,788                    2,392
        Accrued expenses                                       1,326                    1,600
        Lease obligations                                      3,002                        -
        Long-term liability                                        -                      360
        Bank borrowings                                            -                   12,719
        Bankruptcy administrative expense reserve                500                        -
                                                            ---------                ---------
Total liabilities                                             15,616                   17,071
                                                            ---------                ---------

Net deficiency in net assets available in liquidation       $ (2,478)                   9,095
                                                            =========                =========


Stockholders' deficiency in net assets:
        Preferred stock of $.01 par value
                Authorized 20,000,000 shares                       -                        -
        Common stock of $.01 par value
                Authorized 120,000,000 shares,
                issued and outstanding 46,464,987 and
                41,905,800 shares                                465                      419
        Additional paid-in capital                           253,379                  249,187
                                                            ---------                ---------
                                                             253,844                  249,606
                                                            ---------                ---------

        Deficit accumulated during the development stage    (379,097)                (363,286)
        Less accumulated deficit transferred to additional
                paid-in capital                              122,775                  122,775
                                                            ---------                ---------
        Accumulated deficit since November 15, 1989         (256,322)                (240,511)
                                                            ---------                ---------
Commitments and contingencies

Stockholders' deficiency in net assets                      $ (2,478)                   9,095
                                                            =========                =========


See accompanying notes to interim financial statements

                           CRAY COMPUTER CORPORATION
                            (Debtor in Possession)

                      Statement of Changes in Deficiency
                    in Net Assets Available in Liquidation

                     Quarter ended September 30, 1995 and
              period from July 1, 1995 through September 30, 1995


                                  (Unaudited)





(In thousands, except share data)
---------------------------------

Net assets available in liquidation at July 1, 1995                         $   2,859


Changes in net assets available in liquidation attributed to:
        Increase in cash                                                        2,671
        Increase in accounts receivable                                         1,662
        Decrease in prepaid expenses and other assets                          (1,671)
        Write-down of net property and equipment to net realizable value      (11,169)
        Increase in accounts payable                                              (45)
        Decrease in accrued expenses                                              104
        Bankruptcy Administrative expense reserve                                (500)
        Increase in lease obligations                                          (3,002)
        Decrease in bank borrowings                                             6,613
                                                                            ---------

                                                                               (5,337)
                                                                            ---------

Deficiency in net assets available in liquidation at Sept. 30, 1995         $  (2,478)
                                                                            =========


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

                            (Debtor in Possession)

                     Notes to Interim Financial Statements

                                  (Unaudited)

(1) Bankruptcy Filing and Basis of Financial Statement Presentation
    ---------------------------------------------------------------

The accompanying financial statements are unaudited. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statements of deficiency in net assets available in liquidation at September 30, 1995 reflect assets and liabilities on this basis. The Company announced that it would begin selling all or most of its assets for the benefit of the Company's creditors and shareholders. However, management does not believe that a liquidating distribution to shareholders is likely. (See Note 13 - Other Subsequent Events.)

The Company is currently finalizing a Chapter 11 Liquidating Plan (the
"Plan") Once the Plan is finalized, it will be mailed to all known creditors, shareholders, and other party in interest to make an informed decision to accept or reject the Plan.

The Plan proposes that a Trustee will be appointed to manage and dispose of the balance of the assets of the Estate on behalf of the Company. Allowed priority claims shall be paid in full on the Effective Date. Allowed unsecured claims shall be paid in full on the Effective Date, provided sufficient cash is available. To the extent there is insufficient cash available on the Effective Date to pay all allowed unsecured claims in full, the holders of allowed unsecured claims shall be paid on a Pro Rata Basis. Subsequent distribution(s) to the holders of allowed unsecured claims will be made to the extent additional cash becomes available until such time as all allowed unsecured claims are paid in full. Equity security holders shall receive pro rate distribution of available cash remaining, if any, after full payment to the classes of Allowed Claims as provided under the Plan. The Company's management believes that any liquidating distribution to shareholders is unlikely. The Effective Date of the Plan means the first business day which is 15 days after the entry of a Bankruptcy Court order confirming the Plan which is no longer subject to appeal, review, or certiorari proceedings.

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy

Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement of up to $25 million of Common Stock with foreign and United States institutional investors, and the Company ceased to have liquid assets which would allow it to continue in operations. The Company is managed under the director of its Board of Directors, who have served both prior to and during the Chapter 11 case. The executive officers who have remained with the Company since the filing of the Chapter 11 case, in addition to Seymour R. Cray as the Chief Executive Officer, are Terry A. Willkom, President and Chief Operating Officer and William G. Skolout, Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Messrs,. Willkom and Skolout are responsible for the day-to-day management of the Company and have undertaken primary responsibility for the investigations and negotiations pertaining to the marketing and sale of the Company's business and its assets.

The terms of the Company's secured debt financing provided for certain events of default. The Filing of Bankruptcy is stated in the loan agreement to be an event of default. No additional debt financing is currently available under the secured line of credit and under the terms of the debt agreement repayment of such debt is required. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. The Company does not believe that the Filing of Bankruptcy is an event of default.

The Bankruptcy Code requires the Company to obtain Bankruptcy Court approval or the consent of the secured creditor to use cash and other liquid assets on which the creditor holds a lien ("Cash Collateral"). On May 5, 1995, the Company filed a Motion for Authorization to Use Cash Collateral in which Congress claimed a security interest. As a result of discussions between the Company, Congress, and the Creditors Committee, a stipulation was reached in which Congress allowed the Company, on an interim basis, to utilize the cash which the Company held (or would receive as a result of collection of outstanding receivables) to fund the Company's reorganization efforts.

Seymour R. Cray, the Chairman of the Board and Chief Executive Officer of the Company, is the designed of the CRAY-3 and CRAY-4 supercomputer systems.
Mr. Cray devoted his full working time to the Company since its inception until after the petition was filed and has continued to render services since that date. Mr. Cray serves as an independent contractor to the Company under a Design and Development Agreement, which is similar to his prior agreement with CRI from 1981 to 1989, and with the Company from 1989 to 1992, and has a term expiring in June 1997. Mr. Cray has waived all compensation under this Agreement since March 24, 1995. This Agreement provides for the early termination in the event that the Company discontinues development funding for the CRAY-4 or for future systems or limits or terminates agreed upon production of the CRAY-4 or for future systems. In such event, Mr. Cray retains the option to continue development and production of the project, subject, however, to the prior consent by the Company's asset based secured lender, as long as its loan agreement with the Company remains in effect. The Company believes that it has paid substantially all of the monies owed to the secured lender.

In August 1994, the Company and the National Security Agency (NSA) entered into a cost sharing development contract for the Company to produce a CRAY-3/SSS. The contract provided that the Company may be paid up to $4.2 million for development costs. The Company has cumulatively invoiced NSA for approximately $2.6 million under the contract and no receivables are currently outstanding. No additional amounts will be billed under the contract.

The Company is reviewing the terms and conditions of the above contracts, and all other executory contracts and unexpired leases, with their respective non-debtor parties regarding assumption or rejection decisions. In addition, the Company has received proposals for the purchase of its patent and other intellectual property assets.

As of the petition date, payment of liabilities to unsecured creditors, including trade unsecured creditors and secured note holders, are stayed while the Company is a Debtor in Possession.

Depending on the ultimate outcome of the Company's bankruptcy proceeding, the Company's ability to utilize its Federal income tax net operating loss and research and development credit carryforwards may be further restricted or eliminated.

See Notes 3, 5, 6, 7, 8, 9, 10 and 11 for matters that are or may be significantly impacted by the bankruptcy filing.

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

The Company was a development stage enterprise, having devoted substantially all of its efforts from inception through March 24, 1995 to activities related to the design and development of the CRAY-3, CRAY3/Super Scalable System (SSS), and CRAY-4 supercomputer systems. Such activities included research and development; raising capital; acquiring and constructing property, plant and equipment; recruiting and training personnel; establishing sources of supply; and developing potential markets. The Company had no orders for or revenues from the sale of its products.

These condensed financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. There were no business combinations or dispositions in the first nine months of 1995.

(2) Property and Equipment
--------------------------

Property and equipment are stated at estimated net realizable value at September 30, 1995.

(3) Common Stock and Warrants
-----------------------------

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

(4) Related Party Transactions
------------------------------

Below is a table which sets forth the related party transactions included in research and development expenses for the periods indicated.


(In thousands)                             Nine months ended                   Three months ended
                                             September 30,                        September 30,
                                       -------------------------              ---------------------
                                       1995                1994               1995            1994
                                       ----                ----               ----            ----
Performance Semiconductor
   Corporation (a)                     $   -                 45                 -               8
Seymour R. Cray (b)                       60                206                 -              70
                                       -----                ---               ----            ---
                                       $  60                251                 -              78
                                       =====                ===               ====            ===

Performance Semiconductor Corporation (PSC) supplied the Company with 4
Kilobit and 256 Kilobit Static Random Access Memory (SRAM) circuits until August 1993. The $45,000 reported above for 1994 represents the cost of SRAM circuits that were used in the research and development process and expensed in 1994. The circuits were previously classified as prepaid expenses.

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

Seymour R. Cray, the Chairman of the Board and Chief Executive Officer of the Company, is the designed of the CRAY-3 and CRAY-4 supercomputer systems. Mr. Cray devoted his full working time to the Company since its inception until after the petition was filed and has continued to render services since that date. Mr. Cray serves as an independent contractor to the Company under a Design and Development Agreement, which is similar to his prior agreement with CRI from 1981 to 1989, and with the Company from 1989 to 1992, and has a term expiring in June 1997. Mr. Cray has waived all compensation under this Agreement since March 24, 1995. This Agreement provides for the early termination in the event that the Company discontinues development funding for the CRAY-4 or for future systems or limits or terminates agreed upon production of the CRAY-4 or for future systems. In such event, Mr. Cray retains the option to continue development and production of the project, subject, however, to the prior consent by the Company's asset based secured lender, as long as its loan agreement with the Company remains in effect.

The Company is reviewing the terms and conditions of the Agreement with Mr. Cray regarding the rejection of the Agreement.

(5) Loss Per Common Share
    ---------------------

Loss per common share has been computed based upon the weighted average number of common shares outstanding. Common stock equivalents are not included in the computation because their effect would be anti-dilutive.

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(6) Stock Plans
    -----------

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

(7) Statement of Stockholders' Equity
    ---------------------------------



(In thousands)
                                                                             Additional
                                                          Common                Paid-in                Accumulated
                                                           Stock                Capital                  Deficit
                                                        --------              ---------                ------------
Balance at December 31, 1994                            $   419                249,187                  (240,511)
Issuance of common stock @ $0.93 (avg), net                  44                  4,014
Shares issued for purchases under the
   1989 Qualified Stock Purchase
   Investment Plan                                            2                    178
Net loss                                                      -                      -                   (15,811)
                                                        -------                -------                  ---------

Balance at September 30, 1995                           $   465                253,379                  (256,322)
                                                        =======                =======                  =========


See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(8) Income Taxes
    ------------

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

(9) Accounts Receivable
    -------------------

In August 1994, the Company and the National Security Agency (NSA) entered into a cost sharing development contract for the Company to produce a CRAY-3/SSS. Under the terms of the contract, the Company may be paid up to $4,200,000 for development costs, and the Government will provide approximately $400,000 in software consulting services. As of September 30, 1995, the Company had cumulatively invoiced the NSA approximately $2,607,000 pursuant to the terms of the joint development contract. No additional amounts will be billed under the joint development contract. The Company is reviewing the terms and conditions of the joint development contract with NSA regarding termination of the contract.

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

Accounts receivable also reflect an estimated amount of net proceeds of $1,750,000 from the Company's equipment auction held on October 26, 1995.

See Note 13 - "Other Subsequent Events" for information concerning the current status of the bankruptcy filing.

(10) Licensing Agreement
     -------------------

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

(11) Bank Borrowings
     ---------------

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from an asset-based lender, comprised of a $6.5 million term loan and a revolving line of credit of up to $11.0 million. The amount advanced is secured by a senior security interest in all the assets of the Company, including the Company's plant, equipment, technology, and intellectual property rights. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. As of September 30, 1995, approximately $6.6 million was outstanding under the line of credit. The terms of the Company's secured debt financing provided for certain events of default. The Filing of Bankruptcy is stated in the loan agreement to be an event of default. No additional debt financing is currently available under the secured line of credit and under the terms of the debt agreement repayment of such debt is required. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. The Company does not believe that the Filing of Bankruptcy is an event of default.

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

All loans under the revolving line of credit were subject to the lender's continuing right to establish lending reserves. These reserves, if imposed, could have reduced the amount of revolving line of credit loans which otherwise would have been available to the Company under the lending formulas.

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

(12) Commitments and Contingencies
     -----------------------------

The Securities and Exchange Commission (the "Commission") has issued a formal order for a non-public investigation relating to trading in the Common Stock of the Company during the period from September 1, 1990 through January 31, 1992, which is the approximate period during which the Company was negotiating or had in effect a purchase order for a 16-processor CRAY-3 supercomputer system from the National Energy Research Supercomputer Center (NERSC) at Lawrence Livermore National Laboratory. The announced loss of this purchase order in December 1991 caused a major drop in the market price of the Company's Common Stock. The formal order states that the Commission staff has information tending to show that during the period under investigation certain individuals and entities may have traded stock of the Company while in possession of material non-public information and that the Company and others may have made false and misleading statements in filings with the Commission or in other public documents concerning this purchase order or the progress of development of the CRAY-3, which allegations, if true, would result in possible violation of Section 17 (a) of the Securities Act of 1933 and Sections 10 (b) and 13 (a) of the Securities Exchange Act of 1934. The staff of the Central Regional Office of the Commission has notified the Company of its intention to recommend that the Commission seek permanent injunctions and civil penalties against the Company, Seymour R. Cray and a former officer of the Company for alleged violations of these Sections and to seek similar relief against Terry Willkom, the President of the Company, under two of them. The staff of the Central Regional Office has informed the Company and the corporate officers that they may file setting forth their positions and arguments concerning the proposed recommendation, and such a statement was filed with the Central Regional Office on February 15, 1995. The staff has also indicated its willingness to consider a proposed compromise resolution of the issues. Management of the Company is actively seeking to resolve these matters and does not believe that the investigation has uncovered violations by the Company or any of its officers and directors of any of the cited provisions of law or that the investigation will result in a material adverse effect on the business, operating results, or financial position of the Company. However, the Company cannot predict whether a prompt resolution will be reached or what the ultimate outcome of the investigation will be.

(13)  Other Subsequent Events
      -----------------------

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

Since filing under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado on March 24, 1995, the Officers of the Company have pursued the possibility that the Company could emerge from Chapter 11 bankruptcy as a going concern. These Officers have concluded, and the Board of Directors has agreed, that the Company will not be able to continue its business. The Company will pursue the liquidation of its assets pursuant to a Chapter 11 Plan to be prepared and presented to the Bankruptcy Court. The Company requested extensions of its exclusive right to file a Chapter 11 Plan through November 15, 1995. The motion is pending as of the date of this report.

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

(2) Request for extension of debtor's exclusive right to file a Chapter 11 Plan. The Company has requested extensions for its exclusive right to file a Chapter 11 plan through November 15, 1995.

(3) Order fixing last date for filing proofs of claim as September 30, 1995. The Bankruptcy Court has entered its order fixing September 30, 1995, as the last day for filing proofs of claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the historical results of operations and financial condition of Cray Computer Corporation. This discussion should be read in conjunction with the discussions and historical financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 1994 and the historical financial statements and notes thereto included elsewhere in this Form 10-Q. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statements of deficiency in net assets available in liquidation at September 30, 1995 reflect assets and liabilities on this basis.

Overview

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement of up to $25 million of Common Stock with foreign and United States institutional investors, and the Company ceased to have liquid assets which would allow it to continue in operations. The Company is managed under the director of its Board of Directors, who have served both prior to and during the Chapter 11 case. The executive officers who have remained with the Company since the filing of the Chapter 11 case, in addition to Seymour R. Cray as the Chief Executive Officer, are Terry A. Willkom, President and Chief Operating Officer and William G. Skolout, Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Messrs,. Willkom and Skolout are responsible for the day-to-day management of the Company and have undertaken primary responsibility for the investigations and negotiations pertaining to the marketing and sale of the Company's business and its assets.

The Company is currently finalizing a Liquidating Plan (the "Plan") Once the Plan is finalized, it will be mailed to all known creditors, shareholders, and other party in interest to make an informed decision to accept or reject the Plan.

The Plan proposes that a Trustee will be appointed to manage and dispose of the balance of the assets of the Estate on behalf of the Company. Allowed priority claims shall be paid in full on the Effective Date. Allowed unsecured claims shall be paid in full on the Effective Date, provided sufficient cash is available. To the extent there is insufficient cash available on the Effective Date to pay all allowed unsecured claims in full, the holders of allowed unsecured claims shall be paid on a Pro Rata Basis. Subsequent distribution(s) to the holders of allowed unsecured claims will be made to the extent additional cash becomes available until such time as all allowed unsecured claims are paid in full. Equity security holders shall receive pro rate distribution of available cash remaining, if any, after full payment to the classes of Allowed Claims as provided under the Plan. The Company's management believes that any liquidating distribution to shareholders is unlikely. The Effective Date of the Plan means the first business day which is 15 days after the entry of a Bankruptcy Court order confirming the Plan which is no longer subject to appeal, review, or certiorari proceedings.

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

Also, under Chapter 11, the Company as Debtor-in-Possession, has the exclusive right to file a plan during the 120 days from the initial bankruptcy filing date. This plan may be to either reorganize or to liquidate the Company's assets. The 120 day exclusive period ended July 21, 1995. The Company requested extensions for its exclusive right to file a Chapter 11 plan through November 15, 1995. The motion is pending as of the date of this report.

The development of a new generation of scientific supercomputers is a lengthy and technically challenging process. The CRAY-3, CRAY-3/SSS, and CRAY-4 were technically complex super computers. The performance specifications of these supercomputers require a unique computer design, and unique manufacturing techniques and testing processes.

Because the Company pioneered the technological development in all of these areas, it experienced various developmental delays in each area and in combining all of the advanced components into a complete supercomputer system. Some of these delays were lengthy. In total, they resulted in an approximately two-year delay in the market introduction of the CRAY-3 from management's estimate at the time the Company was spun off from CRI in 1989.

The Company believes that this delay was one of the principal causes of its inability to secure orders for the purchase of the CRAY-3 when it became available for sale in 1993. Also, as a result of this delay in market introduction and associated sales, the Company was repeatedly required to raise additional capital to continue the funding of design, development and marketing activities for the CRAY-4, development of the CRAY-3/SSS, and the manufacture and marketing of the CRAY-3 systems.

Through the development of the CRAY-3, CRAY-3/SSS and CRAY-4 computers, the Company sought to address the high performance, large scale scientific computing segment of the supercomputer market. The number of potential customers in this market is and always has been limited. In addition, the market for supercomputers has always been characterized by continuing advancement of technology and the development of increasingly sophisticated and powerful systems which render existing systems obsolete within a few years.

The Company, Debtor in Possession, had a net loss for the nine months ended September 30, 1995 of $15.8 million. The Company had accumulated losses of approximately $379 million from its inception through September 30, 1995. Approximately $123 million of its cumulative deficit was incurred while the Company was a division or wholly owned subsidiary of Cray Research, Inc. (CRI). Substantially all of the Company's funding since its incorporation in 1989 has come from CRI ($98,640,000) between October 1989 and October 1991, the sale of a CRAY-2 supercomputer ($12,760,000) in December 1990, a public stock offering (net proceeds of approximately $61,088,000) in July 1991, ongoing maintenance revenues ($1,846,000) on the CRAY-2 supercomputer, a sale of shares of Common Stock to institutional and private investors (net proceeds of approximately $27,805,000) in June 1993, loan proceeds ($6,613,000), letter of credit provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer ($6,000,000), contract revenue ($2,607,000) on the cost sharing development contract with the National Security Agency (NSA) entered into in August 1994, sales of shares of Common Stock to private and foreign institutional investors (net proceeds of approximately $3,822,000) in the fourth quarter of 1994, and sales of shares of Common Stock to Seymour R. Cray (1,165,501 shares and to foreign institutional investors (3,200,000 shares) in the first quarter of 1995 (aggregate net proceeds of approximately $3,909,000).

In early 1995, the Company determined it would be unable to complete a planned private placement financing of up to $25 million of Common Stock with foreign and United States institutional investors. In March 1995, the Company ceased to have sufficient liquid assets which would allow it to continue operations. The Company terminated most of its 350 employees and stopped work on its supercomputer systems. The Board of Directors authorized the Company to file a petition for protection under Chapter 11. The Company filed its Chapter 11 petition on March 24, 1995 in order to preserve its assets and to equitably provide for all creditors and parties in interest.

The commencement of a case under Chapter 11 subjected the Company and all of its property wherever located to the jurisdiction of the Bankruptcy Court for administration in accordance with the provisions of the Bankruptcy Code. Since filing its petition, the Company has continued to operate as a debtor in possession. It has filed all statements, schedules and lists required by the Bankruptcy Code and Rules, and all interim monthly financial reports required by the Office of the United States Trustee.

Bankruptcy Status

The commencement of a case under Chapter 11 subjected the Company and all of its property wherever located to the jurisdiction of the Bankruptcy Court for administration in accordance with the provisions of the Bankruptcy Code. Since filing its petition, the Company has continued to operate as a debtor in possession. It has filed all statements, schedules and listed required by the Bankruptcy Code and Rules, and all interim monthly financial reports required by the Office of the United States Trustee.

Retention of Bankruptcy Counsel and Accountants by Company

On March 24, 1995, the Company filed a Motion pursuant to Bankruptcy Code
Section 327 and Rule 2014, seeking to retain Holland & Hart ("H&H"), 555 Seventeenth Street, Suite 3200, Denver, Colorado 80202 as bankruptcy counsel to represent the Company in the bankruptcy proceedings and to continue its representation on other general matters. Prior to the filing, the Company paid H&H a retainer of $100,800 for costs and professional services rendered or to be rendered in connection with this bankruptcy case. After deducting payment for pre-petition services rendered in preparation for the bankruptcy filing in the amount of $16,099.96 and payment of the $800 Chapter 11 filing fee, H&H deposited the amount of $83,900.04 in its trust account pending application to court approved fees and costs. On March 28, 1995, the Court entered its Order authorizing the Company to retain H&H.

On April 7, 1995, the Company filed an Application seeking to employ KPMG Peat Marwick LLP ("KPMG") as the Company's independent certified public accountants and consultants. On April 12, 1995, the Court entered its Order authorizing the employment of KPMG.

Suspension of Operations

As of the Petition Date, the Company suspended its business operations and laid off approximately 350 employees. These employees were paid their accrued salary to the Petition Date, but were not paid for accrued vacation time. In the Plan, the Company anticipates paying these unpaid employee claims for amounts representing: (1) accrued vacation time; (2) certain 401(k) plan administration and asset management fees which have been charged to participating employees on an individual account basis; and (3) amounts owed to certain employees for reimbursement of expenses. Once Court approval is obtained, payments will be made as priority claims up to the amount of $4,000 for each employee, with any excess or non-priority portion being treated as an unsecured claim.

Appointment of Creditors' Committee and Its Counsel

On April 13, 1995, the United States Trustee's Office appointed the following creditors to serve on the Official Creditors' Unsecured Committee (the "Committee") in this Chapter 11 case:

                  Toshiba America Electronic Components, Inc.
                  Omnetics Connector Corporation
                  Colorado Springs Utilities
                  Air Liquide
                  Visual Numerics, Inc.

On or about April 21, 1995, the Creditors' committee filed a Motion seeking to retain the law firm of Faegre & Benson, P.L.L.P., 370 Seventeenth Street, Suite 2500, Denver, Colorado 80202 as general bankruptcy counsel to represent the Committee in the bankruptcy proceedings. On May 17, 1995, the Court entered its Order authorizing the Committee to retain Faegre & Benson.

Cash Collateral Agreement

As a result of the shutdown of active operations, the Company's operating expenses were greatly reduced, involving the maintenance and preservation of assets and the search for investment partners or purchasers. Nevertheless, the Company required the use of funds to pay the ongoing costs of its limited operations and reorganization efforts. The Bankruptcy Code requires the Company to obtain Bankruptcy Court approval or the consent of the secured creditor to use cash and other liquid assets on which the creditor holds a lien ("Cash Collateral").

On June 10, 1994, the Company entered into a secured loan transaction with Congress Financial Corporation ("Congress"). In that transaction, the Company obtained a term loan from Congress in the amount of $6,500,000, a revolving line of credit, and certain letter of credit accommodations. The terms of the loan are set forth in a Loan and Security Agreement dated June 10, 1994. The Company's loan from Congress is secured by collateral including the Company's real estate, equipment, intellectual property and accounts receivable. Standby letters of credit in the amount of $6 million were also posted by Seymour R. Cray in favor of Congress to provide additional security for the loan. As of the Petition Date, the Company owed Congress approximately $12.4 million. Since that time, Congress has drawn on the standby letter of credit, reducing the amount of Congress' secured loan by $6 million and creating instead an unsecured debt to Seymour Cray in that amount. During the pendency of this case, the Company has paid Congress an additional $6.7 million. It is the Company's position that Congress has been paid substantially, if not all, of its secured claim in this case.

On May 5, 1995, the Company filed a Motion for Authorization to Use Cash Collateral in which Congress claimed a security interest. As a result of discussions between the Company, Congress, and the Creditors Committee, a stipulation was reached in which Congress allowed the Company, on an interim basis, to utilize the cash which the Company held (or would receive as a result of collection of outstanding receivables) to fund the Company's reorganization efforts.

Delisting of Company's Stock

The Company's common stock is quoted on the NASDAQ National Market under the symbol "CRAY". Because of the Company's bankruptcy filing, the National Association of Securities Dealers ("NASD"), suspended the listing of the Company's common stock on the NASDAQ Stock Market. Effective April 11, 1995, the Company's NASDAQ symbol was change to "CRAYQ".

Sale and Lease of Assets

Prior to and since the commencement of this Chapter 11 case, the Company engaged in extensive efforts to lay the groundwork for a confirmable plan of reorganization. These efforts sought to (1) find investment capital or an investment partner, which would permit the Company to satisfy its creditors and resume operations; or, (2) find potential purchasers or lessees of all or a substantial portion of its assets on terms which would permit the Company to satisfy its secured debt, and make the maximum possible distributions to unsecured creditors, if possible thereafter to equity holders.

The Company contacted numerous companies that manufacture computers and related products as part of an extensive search for purchasers or investment partners. To assist in the marketing process, and with Bankruptcy Court authorization, the Company hired certain appraisers, consultants, and auctioneers to provide valuations of the Company's real and personal property assets. The Committee also employed its own consultant for the valuation and marketing of the Company's business and assets.

As of the Petition Date, the Company's assets include: (1) its headquarters and operations building located at 1110 Bayfield Drive in Colorado Springs, Colorado; (2) the equipment located at the headquarters facility consisting of a "clean room" and associated equipment used in the manufacture and assembly of computer components, commonly referred to as the "FAB Facility"; (3) other technical, manufacturing, and assembly equipment not related to the FAB Facility; (4) general office furniture and equipment; (5) a leased facility at a different location in Colorado Springs which is equipped to operate as a printed circuit board manufacturing facility; and (6) certain intellectual property associated with its operations and the products it was developing.

Despite its efforts, the Company has been unable to find the investment capital or an investment partner that would permit the Company to resume its business operations. The Company contacted and had discussions with numerous prospective purchasers of its assets and after conferring with Congress and the Committee, the Company entered into a transaction for the sale and lease of certain of its assets as offering the best prospect to commence the process of maximizing the sale value of its assets for the benefit of the Estate and all parties in interest.

On July 6, 1995, the Company executed a Letter of Interest, providing for the sale of certain personal property and for the lease of the Company's real property, with M/A-COM, Inc. ("M/A-COM") and Quantum Corporation ("Quantum"). The key terms of this proposed transaction with M/A-COM and Quantum (the "Sale and Lease") provided for the Company's sale to M/A-COM of all the equipment and fixtures, including the "clean room" and its support equipment, located in the FAB Facility as well as any other equipment or intellectual property necessary for such operation. In addition, the Company proposed to lease to M/A-COM the portion of its building occupied by the FAB Facility, which consists of approximately 40,000 square feet. Finally, the Company proposed to lease to Quantum the portion of its building known as the "Western Manufacturing Wing", which contains approximately 128,000 square feet. These leases permit M/A-COM and/or Quantum to occupy the Company's office building for an initial two year lease term on a triple net basis with an option for up to an additional three years.

On July 13, 1995, the Company filed a Motion, which primarily sought court authority to approve the Sale and Lease and to establish procedures for a competitive bidding process for the sale and/or lease of all or a portion of the Company's remaining assets outside the ordinary course of business, free and clear of liens. A Court-approved notice of these proposed actions was mailed to all creditors, equity holders and other parties in interest.

On August 29, 1995, the Bankruptcy Court approved the Sale and Lease as subsequently modified by negotiations during the competitive bidding process. Thereafter the Company, M/A-COM and Quantum closed the Sale and Lease as more definitively described in the transactional agreements between the parties filed with the Court. At closing, the Company received a total of $7,275,000 from M/A-COM and $2,573,000 from Quantum for a total consideration of $9,848,000. Congress was paid the amount of $6,734,343.83 on account of its secured claim and liens covering the Company's assets. Also, a tax reserve for payment of the Company's pre-petition real and personal property taxes in the amount of $1 million was established, pending final resolution of these claims. Finally, after payment of closing expenses and personal property taxes arising from the Sale and Lease, the Company received the net amount of $2,724,096.37 for eventual payment to creditors under the Plan.

Assets Remaining To Be Sold

As a result of the Sale and Lease, the Company was required to vacate its corporate office complex at 1110 Bayfield Drive, Colorado Springs, Colorado. The Company has moved to smaller offices located at 202 East Cheyenne Mountain Boulevard, Suite C, Colorado Springs, Colorado 80906 (P.O. Box 61003, 80960). The Company has continued to seek purchasers for its remaining personal property and equipment assets and the Bayfield complex (approximately 60 acres), subject to the M/A-COM and Quantum leases.

The Company removed all of its equipment and other personal property not covered in the Sale and Lease from the Bayfield Complex. To commence an orderly Chapter 11 liquidation of assets, the Company solicited numerous proposals from auctioneers and equipment purchasers.

After the Company's discussions with third party plan investors and purchasers of all remaining assets did not result in offers for adequate value, the Company determined that the value of its remaining equipment would be maximized by an auction process. Thereafter, the Company sought and received Bankruptcy Court approval to hire Koll-Dove Global Disposition Services, LLC ("Koll-Dove") to conduct the auction. Koll-Dove is a full service auctioneer located in Foster City, California, specializing in the sale of high technology capital assets and having over 50 years of experience with the auction, appraisal and liquidation of equipment and other capital assets. The Company leased a warehouse to conduct the auction, consisting of approximately 40,000 square feet of space for up to 90 days. The auction was held on October 26, 1995. The property sold included printed circuit boards, data processing equipment, furniture, industrial machinery and other miscellaneous capital assets. The assets were sold piece by piece or by lot as determined by Koll-Dove so as to best maximize the return to the Estate. The total gross amount realized by the auction is estimated to have been approximately $1.8 million.

In addition, the Company continues to seek purchasers for the Bayfield
Office Complex subject to the M/A-Com and Quantum leases. The Complex totals approximately 60 acres of real estate, consisting of the office building and other improvements.

Also, at December 31, 1994, the Company had a net operating loss carryforward for Federal Income Tax purposes of approximately $227 million which it believes may be available to offset future taxable income, if any, through 2009. The Company also has a research and development tax credit carryforward for Federal Income Tax purposes of approximately $14 million which it believes will be available to offset future Federal Income taxes, if any, through 2009. The use of these carryforwards would be severely limited by the terms of Section 382 of the Internal Revenue Code if there is an "ownership change" as defined by Section 382. Such an ownership change may occur should a prospective investor seek to acquire the Company to continue its supercomputer business. Accordingly, depending on the outcome of the Company's bankruptcy case, the Company's ability to utilize its Federal Income tax net operating loss and research and development credit carryforwards may be severely restricted or eliminated. To date, the Company has been unable to finalize a satisfactory arrangement which would allow utilization of its net operating losses for the benefit of the Estate, and such an arrangement appears to be unlikely.

Bar Date for Filing Claims

The Bankruptcy Court set September 30, 1995 as the last date to file proofs of claim and proofs of interest against the Estate. Notice of the claims bar date was given to all creditors, shareholders, and other parties in interest. This requirement for filing claims applies to all pre-petition claims or claims which arose prior to March 24, 1995 which were not scheduled, or were scheduled as disputed, contingent or unliquidated in the schedules of liabilities filed with the Bankruptcy Court by the Company, or were scheduled and such creditor disagreed with the amount of the scheduled claim. Claims arising on account of the rejection of an executory contract must be filed within 30 days of the order allowing rejection. Since September 30, 1995 was a Saturday, any creditor required to file a proof of claims and who failed to do so by 4:30 p.m. Denver time, October 2, 1995, will not be treated as a creditor for the purposes of voting on or distribution under the Plan, and any claim by such creditor shall be forever barred.

Extension of the Exclusive Period To File a Plan

The Bankruptcy Code provides that only the Company may file a Plan within the first 120 days after the entry of the Order For Relief. This is known as the exclusive period. If the Company files a plan within this time frame, then the exclusive period is extended an additional 60 days to permit the Company to gain acceptance of the Plan. The exclusive period may be extended by the Court for cause.

On July 20, 1995, the Company filed a Motion seeking an order of the Court extending the exclusive period for the Company to file the Plan from July 24, 1995 to September 30, 1995. On September 13, 1995 the Court entered its Order granting the requested extension. Since the Company and the Committee were continuing to negotiate with third parties on a potential plan of reorganization and additional asset sales, on September 29, 1995 the Company filed its Second Motion to extend the exclusive period for an additional month from September 30 to October 31, 1995. On October 31, 1995 the Company filed its Third Motion seeking an extension until November 15, 1995.

Actions on Executory Contracts

The Company is a party to several executory contracts, unexpired leases, and licenses. To date, the Company has entered into an agreement with CRI regarding the rejection of an executory contract for the maintenance of a CRAY-2 computer utilized at Lawrence Livermore Laboratories in Los Angeles, California. The Company continues to have discussions with various interested purchasers of its unexpired leases, executory contracts, licenses, intellectual property and other patent assets. The Company intends to make its final decision regarding the assumption or rejection of these unexpired leases, executory contracts and licenses as part of the confirmation of its plan.

The Bankruptcy Code provides that the Company must assume or reject unexpired leases of nonresidential real property wherein the Company is the lessee ("Lease") within sixty days after the entry of the Order for Relief. If a Lease is not assumed or rejected within the sixty day period, the Lease is deemed automatically rejected. The Bankruptcy Code provides that the sixty day period may be extended by the Court. The Company has received from the Court two previous extensions of time to assume or reject the real property lease covering the printed circuit board plant located in Colorado Springs, Colorado until October 31, 1995. On October 20, 1995, the Company filed its third motion for an extension, requesting an additional month or until December 15, 1995 within which to make its decision on this lease. The reason for these requested delays was that the Company hoped it could realize more value for its creditors if it can locate a successor to this lease, rather than terminating the lease and selling the contents of the premises separately. On

October 26, 1995, the Court entered its Third Order, pursuant to the Company's motion, extending the time to assume or reject this lease until December 15, 1995 .

Seymour R. Cray, the Chairman of the Board and Chief Executive Officer of the Company, is the designed of the CRAY-3 and CRAY-4 supercomputer systems. Mr. Cray devoted his full working time to the Company since its inception until after the petition was filed and has continued to render services since that date. Mr. Cray serves as an independent contractor to the Company under a Design and Development Agreement, which is similar to his prior agreement with CRI from 1981 to 1989, and with the Company from 1989 to 1992, and has a term expiring in June 1997. Mr. Cray has waived all compensation under this Agreement since March 24, 1995. This Agreement provides for the early termination in the event that the Company discontinues development funding for the CRAY-4 or for future systems or limits or terminates agreed upon production of the CRAY-4 or for future systems. In such event, Mr. Cray retains the option to continue development and production of the project, subject, however, to the prior consent by the Company's asset based secured lender, as long as its loan agreement with the Company remains in effect.

In August 1994, the Company and the National Security Agency (NSA) entered into a cost sharing development contract for the Company to produce a CRAY-3/SSS. The contract provided that the Company may be paid up to $4.2 million for development costs. The Company has cumulatively invoiced NSA for approximately $2.6 million under the contract and no receivables are currently outstanding. No additional amounts will be billed under the contract.

The Company is reviewing the terms and conditions of the above contracts, and all other executory contracts and unexpired leases, with their respective non-debtor parties regarding assumption or rejection decisions. In addition, the Company has received proposals for the purchase of its patent and other intellectual property assets.

Status of Pending Litigation

As of the date of this report, the Company was involved in two litigation matters in this bankruptcy case. To the Company's knowledge, no other legal actions are outstanding except the bankruptcy case.

On September 28, 1995, Congress filed a Complaint asking the Bankruptcy
Court to declare its loan agreement with the Company terminated, to determine the extent and validity of its claims, and for other relief. By this action, Congress seeks payment of a Loan Termination Fee in the amount of $875,000 plus additional interest and fees. The Company disputes Congress' claim for a termination fee and anticipates that the Committee will seek to intervene to support the Company's position in this adversary. To date, this matter has not been set for trial and no pretrial scheduling order is in place.

The second matter involves an appeal to the United States District Court for the district of Colorado by William Kuntz, III, an equity security holder of the Company. The appeal concerns the Company requested orders be entered by the Bankruptcy Court (1) granting the Company an extension until October 31, 1995 in which to assume or reject the printed circuit board facility lease; and
(2) granting the Company an extension of its exclusive period to file a plan until September 30, 1995. When the Bankruptcy Court denied Mr. Kuntz' objections and granted these extension requests, Mr. Kuntz filed the appeal. The parties have filed their respective designations of record and upon transmittal of the record by the Bankruptcy Court to the District Court, the appellate briefing schedule will begin. The Company believes that this appeal is interlocutory in nature and should be mooted by subsequent events and decisions in the Chapter 11 case.


The Company believes it is complying with the reporting requirements and operating guidelines for Debtors-in-Possession under Chapter 11 proceedings.

Results of Operations

Revenue and cost of revenue: Service fees revenue and cost of services relate to the maintenance of the CRAY-2 supercomputer installed at the National Energy Research Supercomputer Center (NERSC) in April 1990. Service fees revenue for the quarter ended September 30, 1995 totaled $82,000 compared with $90,000 for the third quarter of 1994. The $8,000 decrease in service fees revenue results from the terms of a new NERSC maintenance agreement which was signed in March 1994 and renewed through March 31, 1995. The maintenance agreement was extended through August 28, 1995.

The Company has entered into an agreement with CRI regarding the rejection of an executory contract for the maintenance of a CRAY-2 computer utilized at Lawrence Livermore Laboratories in Los Angeles, California. Services under the maintenance agreement were performed by CRI as a subcontractor and were not interrupted by the bankruptcy filing. The service fee revenues described herein are net of payments to the subcontractor. Service fees revenue for the nine months ended September 30, 1995 totaled $253,000 compared with $261,000 for the first nine months of 1994.

Development contract revenue relates to the joint development contract entered into between the Company and the NSA in August 1994. The contract provided that the Company would be paid up to $4,200,000 for development costs, and the Government would provide approximately $400,000 in software consulting services. Development contract revenue for the quarter ended September 30, 1995 totaled ($20,000), which reflects a correction to an invoice accrued in second quarter of 1995. As of September 30, 1995, the Company had cumulatively invoiced the NSA approximately $2,607,000 pursuant to the terms of the joint development contract and had no related outstanding accounts receivable. No additional amounts will be billed under the joint development contract.

In August 1994, the Company and the National Security Agency (NSA) entered into a cost sharing development contract for the Company to produce a CRAY-3/SSS. The contract provided that the Company may be paid up to $4.2 million for development costs. The Company has cumulatively invoiced NSA for approximately $2.6 million under the contract and no receivables are currently outstanding. No additional amounts will be billed under the contract.

The Company is reviewing the terms and conditions of the joint development contract with NSA regarding termination of the contract. The Company's asset based lender asserts a security interest in the outstanding accounts receivable. The Company requested and the

United States Bankruptcy Court for the District of Colorado provided an order, subject to terms and conditions stated in the order, authorizing the Company the use of cash collateral. Development contract revenue for the nine months ended September 30, 1995 totaled $482,000 .

Other revenue reported for the third quarter of 1995 relates primarily to recognition of deferred lease obligations.

Research and development expenses: Research and development expenses related primarily to the design and development of the CRAY3/SSS and CRAY-4 high-performance computer systems, including costs associated with the manufacture of prototype systems, and depreciation expenses on facilities and equipment used in research and development activities.

No research and development expenses were incurred by the Company in the third quarter of 1995 because research and development activities were discontinued on March 24, 1995 when the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company terminated most of its employees and stopped work on its supercomputer systems. Research and development expenses for the nine months ended September 30, 1995 totaled $7,631,000 compared with $28,180,000 for the first nine months of 1994.

Research and development expenses include certain related party transactions. Related party research and development expenses for the nine months ended September 30, 1995 totaled $60,000 compared with $251,000 for the first nine months of 1994.

Marketing:    No marketing expenses were incurred by the Company in the
third quarter of 1995 because marketing activities were discontinued on March 24, 1995 when the Company filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. The Company terminated most of its employees and stopped work on its supercomputer systems. Marketing expenses for the nine months ended September 30, 1995 totaled $362,000 compared with $803,000 for the first nine months of 1994.

General and administrative expenses: General and administrative expenses for the quarter ended September 30, 1995 totaled $1,729,000 compared with $588,000 for the third quarter of 1994. The $1,141,000 increase in general and administrative expenses was due primarily to depreciation and maintenance for the Company's assets and utilities. Prior to the bankruptcy filing, these expenses were allocated principally to research and development expenses. General and administrative expenses for the nine months ended September 30, 1995 totaled $4,376,000 compared with $1,944,000 for the first nine months of 1994.

Other income (deductions), net: Other income (deductions), net for the quarter ended September 30, 1995 totaled ($3,806,000) compared with ($141,000) for the third quarter of 1994. The $3,665,000 increase in other (deductions), net is a result of the write down of assets and prepaid production supplies to estimated net realizable value ($8,342,000). The write down was partially offset by a gain on the sale of assets to M/ACom and Quantum ($4,536,000).
Other income (deductions), net for the nine months ended September 30, 1995 totaled ($4,337,000) compared with ($633,000) for the first nine months of 1994.

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

On March 24, 1995 Cray Computer Corporation (the "Company") filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Court") after the Company determined it would be unable to complete a planned private placement of up to $25 million of Common Stock with foreign and United States institutional investors, and the Company ceased to have liquid assets which would allow it to continue in operations. The Company is managed under the director of its Board of Directors, who have served both prior to and during the Chapter 11 case. The executive officers who have remained with the Company since the filing of the Chapter 11 case, in addition to Seymour R. Cray as the Chief Executive Officer, are Terry A. Willkom, President and Chief

Operating Officer and William G. Skolout, Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Messrs,. Willkom and Skolout are responsible for the day-to-day management of the Company and have undertaken primary responsibility for the investigations and negotiations pertaining to the marketing and sale of the Company's business and its assets.

The Company had a deficit deficiency in net assets available in liquidation at September 30, 1995 of $2,478,000. Generally accepted accounting principles require the adjustment of assets and liabilities to estimated net realizable value under the liquidation basis. Accordingly, the statements of deficiency in net assets available in liquidation at September 30, 1995 reflect assets and liabilities on this basis. The Company announced that it would begin selling all or most of its assets for the benefit of the Company's creditors and shareholders. However, management does not believe that a liquidating distribution to shareholders is likely.

In June 1994, the Company obtained a $17.5 million secured line of credit commitment from an asset-based lender, comprised of a $6.5 million term loan and a revolving line of credit of up to $11.0 million. The amount advanced is secured by a senior security interest in all the assets of the Company, including the Company's plant, equipment, technology, and intellectual property rights. Additional collateral was provided by Seymour R. Cray, Chairman of the Board and Chief Executive Officer, in the form of a $5.0 million standby letter of credit in June 1994 and a $1.0 million standby letter of credit in December 1994. As of September 30, 1995, approximately $6.6 million was outstanding under the line of credit. The terms of the Company's secured debt financing provided for certain events of default. The Filing of Bankruptcy is stated in the loan agreement to be an event of default. No additional debt financing is currently available under the secured line of credit and under the terms of the debt agreement repayment of such debt is required. The lender is subject under the U.S. Bankruptcy Code to an automatic stay against any action against the Company or its assets to collect its debt without prior approval of the Bankruptcy Court. The Company does not believe that the Filing of Bankruptcy is an event of default.

On April 27, 1995 the secured lender drew down the standby letters of credit totaling $6 million issued in its favor by Mr. Cray. This drawing reduced the amount owed by the Company on its line of credit to the secured lender and creates an unsecured liability to Mr. Cray for an approximately amount of $6 million.

The Company terminated most of its employees concurrent with the Filing on March 24, 1995. The Company currently has two full time and three part time employees. In the event the Company were to resume operations, the extent of operations and related costs have not been determined. There can be no assurance that the Company will resume operations, even on a limited basis, and that it will not be required to liquidate its assets to satisfy its liabilities. In the event of liquidation, management has not determined if sufficient amounts will be realized to satisfy the Company's liabilities. Furthermore, it is not possible for management to determine whether there will be any distributions to shareholders of any residual values available in the event of liquidation.

PART II.  OTHER INFORMATION
---------------------------

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a)   Exhibits
        --------

  The following Exhibits are filed as part of this Quarterly Report:

        None

  (b)   Reports on Form 8-K
        -------------------

  Reports on Form 8-K filed during the quarter ended September 30, 1995.

        None

                                  SIGNATURES


PursuantRegistrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.










                                                CRAY COMPUTER CORPORATION
                                                (Debtor in Possession)




Date                November 14, 1995           by  /s/  William G. Skolout
    -------------------------------------------   -------------------------
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